Form 10-Q
period 1997-07-05
FAY LESLIE COMPANIES INC
filed 1997-08-26
CIK 796226

================================================================================



                                    FORM 10-Q


                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JULY 5, 1997           COMMISSION FILE NO. 1-9196



                          THE LESLIE FAY COMPANY, INC.

          DELAWARE                                       13-3197085
(STATE OF OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

        1412 BROADWAY
      NEW YORK,  NEW YORK                                  10018
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 221-4000

Indicate by check mark  whether the  registrant  (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days. Yes  [X]   No  [_]


There were 3,400,000 shares of Common Stock outstanding at August 2, 1997.



================================================================================

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES





                                      INDEX
                                                                        Page No.
PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements:

             Consolidated Balance Sheet at July 5, 1997 . . . . . . . . . . . .3

             Consolidated Statement of Operation for the Five Weeks
                Ended July 5, 1997. . . . . . . . . . . . . . . . . . . . . . .4

             Consolidated Statement of Cash Flows for the Five Weeks
              Ended July 5, 1997. . . . . . . . . . . . . . . . . . . . . . . .5

             Consolidated Balance Sheets at June 4, 1997 and
                December 28, 1996 . . . . . . . . . . . . . . . . . . . . . . .6

             Consolidated Statements of Operations for the Twenty-Two
                and Eight Weeks Ended June 4, 1997 and the Twenty-One
                and Eight Weeks Ended May 25, 1997 . . . . . . . . . . . . . . 7

             Consolidated Statements of Cash Flows for the Twenty-Two
                and Eight Weeks Ended June 4, 1997 and the Twenty-One
                and Eight Weeks Ended May 25, 1997 . . . . . . . . . . . . . . 8

             Notes to Consolidated Financial Statements . . . . . . . . . . .  9

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations. . . . . . . . . . . . . . . . . . . . . 26

PART II  -  OTHER INFORMATION

Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . 33
Item 2.    Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . 33
Item 3.    Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .33
Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . 33
Item 5.    Other Information . . . . . . . . . . . . . . . . . . . . . . . . .33
Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 33

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .35

INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .36

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                  (UNAUDITED)

                                                                     July 5,
ASSETS                                                                 1997
Current Assets:                                                       ------
        Cash and cash equivalents ................................   $35,065
        Accounts receivable- net of allowances for possible
         losses of $4,465 ........................................    11,430
        Inventories ..............................................    22,960
        Prepaid expenses and other current assets ................     5,436
            Total Current Assets .................................    74,891
                                                                     -------

        Property, Plant and Equipment, at cost ...................       140
        Deferred Charges and Other Assets ........................       249
                                                                     -------
        Total Assets .............................................   $75,280
                                                                     -------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
        Accounts payable .........................................   $ 9,018
        Accrued expenses and other current liabilities ...........    25,348
        Income taxes payable .....................................     2,188
           Total Current Liabilities .............................    36,554

        Excess of Revalued Net Assets Acquired over
             Equity under Fresh-Start Reporting ..................    13,327

        Long Term Debt-Capitalized Lease .........................       325
           Total Liabilities .....................................    50,206

Stockholders' Equity:
        Common stock, $.01 par value; 3,500 shares authorized;
              3,400 shares issued and outstanding ................        34
        Capital in excess of par value ...........................    24,966
        Accumulated retained earnings ............................        74
            Total Stockholders' Equity ...........................    25,074
                                                                     -------

        Total Liabilities and Stockholders' Equity ...............   $75,280
                                                                     =======




       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF OPERATIONS
                (In thousands, except share and per share data)

                                  (UNAUDITED)

                                                                        Five
                                                                     Weeks Ended
                                                                       July 5,
                                                                        1997
                                                                    -----------

Net Sales .......................................................   $     5,535
                                                                    -----------
Cost of Sales ...................................................         4,410
                                                                    -----------

   Gross profit .................................................         1,125
                                                                    -----------

Operating Expenses:
   Selling, warehouse, general and
       administrative expenses ..................................         1,514
   Amortization of excess revalued net assets ac ................          (381)
                                                                    -----------

   Total operating expenses .....................................         1,133
                                                                    -----------

   Operating income .............................................            (8)

Interest (Income) Expense, net and Financing Cos ................          (102)
                                                                    -----------

   Net Income before taxes ......................................            94

Taxes ...........................................................            20
                                                                    -----------

   Net Income ...................................................   $        74
                                                                    ===========


  Net Income per Common Share - Basic ...........................   $      0.02
                                                                    ===========
                              - Assuming Dilution ...............   $      0.02
                                                                    ===========

  Weighted Average Common Shares Outstanding - Basic.............     3,400,000
                                                                    ===========
                              - Assuming Dilution ...............     4,146,212
                                                                    ===========


       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                  (UNAUDITED)


                                                                         Five
                                                                     Weeks Ended
                                                                         July 5,
                                                                          1997
                                                                          ----
Cash Flows from Operating Activities:
  Net income ....................................................      $     74
  Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
     Depreciation and amortization ..............................          --
     Amortization of excess purchase price over
       net assets acquired ......................................          (381)
     Provision for possible losses on account receivable ........           (99)
     Decrease (increase) in:
       Accounts receivable ......................................         5,079
       Inventories ..............................................        (3,845)
       Prepaid expenses and other current expenses ..............        (4,252)
       Deferred charges and other assets ........................          (249)
     (Decrease) increase in:
       Accounts payable, accrued expenses and other
          current liabilities ...................................        (2,172)
       Income taxes payable .....................................           (11)
       Deferred credits and other noncurrent liabilities ........           (19)
          Total adjustments .....................................        (5,949)
                                                                       --------
          Net cash (used in) by operating activities ............        (5,875)
                                                                       --------

Cash Flows from Investing Activities:
  Capital expenditures ..........................................          (140)
          Net cash (used in) by investing activities ............          (140)
                                                                       --------
Cash Flows from Financing Activities:
  Proceeds from borrowings ......................................          --
  Repayment of borrowings .......................................          --
          Net cash provided by financing activities .............          --

Net (decrease) in cash and cash equivalents .....................        (6,015)

Cash and cash equivalents, at beginning of period ...............        41,080
                                                                       --------

Cash and cash equivalents, at end of period .....................      $ 35,065
                                                                       ========

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                  (UNAUDITED)

                                                                  June 4,  December 28,
                              ASSETS                               1997        1996
                                                                ---------   ---------
Current Assets:
 Cash and cash equivalents ..................................   $  41,080   $  21,977
 Accounts receivable- net of allowances for possible losses
     of $5,447 and $24,353, respectively ....................      16,410      63,456
 Inventories ................................................      19,115     104,383
 Prepaid expenses and other current assets ..................       1,184       2,290
 Assets of divisions held for sale or disposition ...........        --         3,003
    Total Current Assets ....................................      77,789     195,109
                                                                ---------   ---------

Property, Plant and Equipment, at cost less accumulated
     depreciation and amortization of $0 and $19,549 ........        --        17,575
Excess of Purchase Price over Net Assets Acquired-net of
     accumulated amortization of $0 and $10,848, respectively        --        23,795
Deferred Charges and Other Assets ...........................        --         1,182

 Total Assets ...............................................   $  77,789   $ 237,661
                                                                ---------   ---------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
 Accounts payable ...........................................       9,407      20,341
 Accrued expenses and other current liabilities .............      27,131      23,154
 Income taxes payable .......................................       2,199         634
 Direct liabilities of divisions held for sale or disposition        --         1,577
    Total Current Liabilities ...............................      38,737      45,706

Excess of Revalued Net Assets Acquired over
     Equity under Fresh-Start Reporting .....................      13,708        --

Long Term Debt - Capitalized Lease ..........................         344        --
Liabilities Subject to Compromise ...........................        --       337,433
                                                                ---------   ---------
    Total Liabilities .......................................      52,789     383,139
                                                                ---------   ---------

Commitments and Contingencies

Stockholders' Deficit:
 Common stock, $.01 and $1.00 par value; 3,500 and
    50,000 shares authorized 3,400 and 18,772 shares
    issued and outstanding, respectively ....................          34      20,000
 Preferred Stock, $.01 par value; 500 shares
    authorized; none issued .................................        --          --
 Capital in excess of par value .............................      24,966      49,012
 Accumulated retained earning ...............................        --       202,105
 Foreign currency translation adjustment ....................        --           581
       Subtotal .............................................      25,000    (132,512)
 Treasury stock, at cost - 0 and 1,228 shares, respectively .        --       (12,966)
     Total Stockholders' Deficit ............................      25,000    (145,478)
                                                                ---------   ---------

 Total Liabilities and Stockholders' Deficit ................   $  77,789   $ 237,661
                                                                =========   =========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

(UNAUDITED)

                                                         Twenty-Two      Twenty-One        Eight          Eight
                                                         Weeks Ended     Weeks Ended    Weeks Ended    Weeks Ended
                                                           June 4,         May 25,       June 4,         May 25,
                                                            1997            1996           1997           1996
                                                        ------------    ------------   ------------   ------------
Net Sales ...........................................   $    197,984    $    173,452   $     55,229   $     52,886
Cost of Sales .......................................        147,276         131,981         41,289         40,473
                                                        ------------    ------------   ------------   ------------
   Gross profit .....................................         50,708          41,471         13,940         12,413
                                                        ------------    ------------   ------------   ------------

Operating Expenses:
   Selling, warehouse, general and
       administrative expenses ......................         35,880          33,632         12,772         12,289
   Amortization of intangibles ......................            473             483            189            213
                                                        ------------    ------------   ------------   ------------

   Total operating expenses .........................         36,353          34,115         12,961         12,502

   Operating income .................................         14,355           7,356            979            (89)

Interest and Financing Costs (excludes contractual
     interest of $7,513, $7,513, $3,005 and
     $3,005, repectively ............................          1,372             837            504            335

   Income (Loss) before, reorganiuzation costs,
     taxes, gain on sale, fresh-start revaluation
     and extraordinary item .........................         12,983           6,519            475           (424)

Reorganization Costs ................................          3,379           1,560          2,911            857

    Income (Loss) before taxes, gain on sale
       fresh-start revaluation and extraordinary
       item .........................................          9,604           4,959         (2,436)        (1,281)

Taxes ...............................................            451             435            135            119

   Net Income (Loss) before gain on sale, fresh-start
      revaluation and extraordinary items ...........          9,153           4,524         (2,571)        (1,400)

Gain on Sale/Transfer of the Sassco Fashions
      Division (net of $3,728 of income tax .........         99,810            --           99,810           --
Revaluation of Assets and Liabilities Pursuant
      to the Adoption of Fresh-Start Reporting ......        (27,010)           --          (27,010)          --
Extraordinary Item - Gain on Debt Discharge .........         63,541            --           63,541           --

   Net Income (Loss) ................................   $    145,494    $      4,524   $    133,770   ($     1,400)
                                                        ============    ============   ============   ============


  Net Income (Loss) per Share of Common S ...........              *    $       0.24              *   ($      0.07)
                                                        ------------    ------------   ------------   ------------

  Weighted Average Common Shares Outstand ...........              *      18,771,836              *     18,771,836
                                                        ------------    ------------   ------------   ------------

    * Earnings per share is not presented for the twenty-two and eight weeks ended June 4, 1997 because such presentation would not be meaningful. The old stock was cancelled under the plan of reorganization and the new stock was not issued until the consummation date.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                  (UNAUDITED)

                                                                                 Twenty-Two    Twenty-One     Eight         Eight
                                                                                Weeks Ended   Weeks Ended  Weeks Ended  Weeks Ended
                                                                                   June 4,      May 25,      June 4,      May 25,
                                                                                     1997         1996         1997         1996
                                                                                  ---------    ---------    ---------    ---------
Cash Flows from Operating Activities:
        Net income ............................................................   $ 145,494    $   4,524    $ 133,770    ($  1,400)
        Adjustments to reconcile net income  to net cash
            used in operating activities:
           Depreciation and amortization ......................................       1,749        1,420          705          564
           Amortization of excess purchase price over
              net assets acquired .............................................         473          483          189          213
           Provision for possible losses on accounts receivable ...............         199          492         (325)          52
           (Gain) on sale of fixed assets .....................................        (347)        --           --           --
        (Increase) decrease in:
             Accounts receivable ..............................................      (1,248)     (17,158)      28,489       30,666
             Inventories ......................................................      25,538       13,251       (2,748)        (691)
             Prepaid expenses and other current assets ........................         (66)       1,810          (51)         765
             Income taxes refundable ..........................................        --         10,345         --           --
             Deferred charges and other assets ................................         125           99          983           31
        (Decrease) increase in:
             Accounts payable, accrued expenses and other
             current liabilities ..............................................      (4,167)     (14,131)         543      (10,533)
             Income taxes payable .............................................      (1,515)          60       (1,524)          32
             Deferred credits and other noncurrent liabilities ................         374          384          238          289
        Changes due to reorganization activities:
             Fresh-start revaluation charge ...................................      27,010         --         27,010         --
             Extraordinary gain on sale/transfer of Sassco Fashions Division ..     (99,810)        --        (99,810)        --
             Extraordinary gain on debt discharge .............................      63,541)        --        (63,541)        --
             Reorganization costs .............................................       3,379        1,560        2,911          857
             Payment of reorganization costs ..................................        (917)      (3,196)          81       (2,031)
                                                                                  ---------    ---------    ---------    ---------
                Total adjustments .............................................    (112,764)      (4,581)    (106,850)      20,214
                                                                                  ---------    ---------    ---------    ---------
                Net cash provided by (used in) operating activities ...........      32,730          (57)      26,920       18,814
                                                                                  ---------    ---------    ---------    ---------

Cash Flows from Investing Activities:
        Capital expenditures ..................................................      (3,731)      (2,155)      (1,705)      (1,149)
        Proceeds from sale of assets ..........................................         467         --           --           --
        Proceeds from sale of Castleberry .....................................         600         --            600         --
        Cash paid to sell/transfer the Sassco Fashions division ...............     (10,963)        --        (10,963)        --
                                                                                  ---------    ---------    ---------    ---------
                Net cash (used in)  investing activities ......................     (13,627)      (2,155)     (12,068)      (1,149)
                                                                                  ---------    ---------    ---------    ---------

Cash Flows from Financing Activities:
        Proceeds from borrowings ..............................................        --            993         --            993
        Repayment of borrowings ...............................................        --           (993)        --           (993)
                                                                                  ---------    ---------    ---------    ---------
                Net cash provided by financing activities .....................        --           --           --           --
                                                                                  ---------    ---------    ---------    ---------

Net increase in cash and cash equivalents .....................................      19,103       (2,212)      14,852       17,665
                                                                                  ---------    ---------    ---------    ---------

Cash and cash equivalents, at beginning of period .............................      21,977       32,324       26,228       12,447
                                                                                  =========    =========    =========    =========

Cash and cash equivalents, at end of period...................................    $  41,080    $  30,112    $  41,080    $  30,112
                                                                                  =========    =========    =========    =========


         The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.  BASIS OF PRESENTATION:

           The condensed consolidated financial statements included herein have been prepared by The Leslie Fay Company, Inc. (formerly The Leslie Fay Companies, Inc.) and subsidiaries (The Leslie Fay Company, Inc. being sometimes individually referred to, and together with its subsidiaries collectively referred to, as the "Company" as the context may require), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the Fiscal Year ended December 28, 1996 (the "1996 Form 10-K").

           As a result of the consummation of the Joint Plan of Reorganization ("the Plan" - see Note 2) and the adoption of fresh-start reporting under the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company was required to report its financial results for the twenty-seven weeks and thirteen weeks ended July 5, 1997 in two separate periods in this Form 10-Q. One period contains financial statements and notes for the twenty-two weeks and eight weeks ended June 4, 1997, including the effects of the adoption of fresh-start reporting and consummation of the Plan. The significant fresh-start reporting adjustments are summarized in Note 2. The other period contains financial statements and notes for the five weeks ended July 5, 1997 for the reorganized Company.

           In addition to the above adjustments, interim taxes were provided based on the Company's estimated effective tax rate for the year.

           In the opinion of management, the information furnished reflects all additional adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year, and the seasonality of the business may make projections of full year results based on interim periods unreasonable.

           Certain reclassifications have been made to the financial statements for the twenty-one weeks and eight weeks periods ended May 25, 1996 and as of December 28, 1996 to conform to the current quarterly presentation.


2.  REORGANIZATION CASE AND FRESH-START REPORTING:

           On April 5, 1993 (the "Filing Date"), The Leslie Fay Companies, Inc. ("Leslie Fay") and each of Leslie Fay Licensing Corp., Spitalnick Corp. and Hue, Inc., wholly owned subsidiaries of Leslie Fay (collectively the "Debtors"), filed a voluntary petition under chapter 11 of the Bankruptcy Code (the "Bankruptcy Code"). In addition, on November 15, 1995, Leslie Fay Retail Outlets, Inc.; Leslie Fay Factory Outlet (Alabama), Inc.; Leslie Fay Factory Outlet (California), Inc.; Leslie Fay Factory Outlet (Iowa), Inc.; and Leslie Fay Factory Outlet (Tennessee), Inc., all wholly-owned subsidiaries of Leslie
Fay (collectively referred to as the "Retail Debtors"), filed voluntary petitions under chapter 11 of the Bankruptcy Code. From their respective filing dates until June 4, 1997, the Debtors and Retail Debtors operated or liquidated their businesses, as applicable, and as debtors in possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").

           On October 31, 1995, the Debtors and the Committee of Unsecured Creditors (the "Creditors Committee") filed a Joint Plan of Reorganization ("the Plan") pursuant to chapter 11 of the Bankruptcy Code. The Plan was subsequently amended on March 13, 1996, December 5, 1996, February 3, 1997 and February 28, 1997. On December 5, 1996, the Debtors filed a Disclosure Statement for the Amended Joint Plan of Reorganization pursuant to chapter 11 of the Bankruptcy Code (the "Disclosure Statement"), which was also subsequently amended on February 3, 1997 and February 28, 1997. The Debtors obtained Bankruptcy Court approval of the Disclosure Statement on February 28, 1997. The Plan was approved by the creditors and on April 21, 1997, the Bankruptcy Court confirmed the Plan.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



           On June 4, 1997, the Plan was consummated by the Company 1) transferring the equity interest in both the Company and Sassco Fashions, Ltd. ("Sassco"), which anticipates changing its name to Kasper ASL, Ltd. as soon as practical, to its creditors in exchange for relief from the aggregate amount of the claims estimated at $338,000,000; 2) assigning to certain creditors the ownership rights to notes aggregating $110,000,000 payable by Sassco; and 3) transferring the assets (including $10,963,000 of cash) and liabilities of the Company's Sassco Fashions division to Sassco and the assets and liabilities of its Dress and Sportswear divisions to three wholly owned subsidiaries of the Company. In addition, the Company retained approximately $41,080,000 in cash, of which $23,580,000 will be used to pay administrative claims as defined in the Plan. As provided for in the Plan, the Company has issued eighty (80%) percent of its 3,400,000 of new shares to its creditors in July 1997. The remaining twenty (20%) percent will be held back pending the resolutions of certain litigation before the Bankruptcy Court. The existing stockholders of the Company at June 4, 1997 did not retain or receive any value for their equity interest in the Company. Reference is made to the Exhibits attached to, and Item 1 - Recent Developments contained in the Company's Form 10-K for the fiscal year ended December 28, 1996 for a copy of the Plan and a summary of Plan provisions, respectively.

           On June 4, 1997, as provided for in the Plan of Reorganization (the "Plan") for the Company and its subsidiaries, the Company spun-off the assets and liabilities of its Sassco Fashions division to Sassco. These assets and liabilities included cash, accounts receivable, inventory, property, plant and equipment, other assets (including the trade name Albert Nipon), accounts payable, accrued expenses and other liabilities related to the Sassco Fashions division. In addition, the Company transferred to Sassco its 100% equity interest in several subsidiaries associated with the Sassco Fashions division. As provided in the Plan, the creditors of the Company became the shareholders of Sassco and of the reorganized Company.

           The gain on the disposition of the assets and liabilities of the Sassco Fashions division is a taxable event and a substantial portion of the net operating loss carryforward available to the Company was utilized to offset a significant portion of the taxes recognized on this transaction.

           The Company recognized reorganization costs during the twenty-two and eight week periods ended June 4, 1997 and the twenty-one and eight week periods ended May 25, 1996, aggregating $3,379,000, $2,911,000, $1,560,000 and $857,000, respectively, which is comprised of professional fees and other costs of $2,151,000, $1,545,000, $1,806,000 and $950,000; costs accrued to re-engineer the business processes, review and revise the technology requirements and other related costs to the downsizing and separation of the businesses of $800,000, $800,000, $0 and $0; and plan administration costs of $1,000,000, $1,000,000, $0 and $0; offset by interest income of $572,000,  $434,000,  $246,000 and $93,000, respectively. No reorganization costs were recognized in the five weeks ended July 5, 1997.

Fresh-Start Reporting
---------------------

           Pursuant to the guidelines provided by SOP 90-7, the Company adopted fresh-start reporting and reflected the consummation distributions under its Plan of Reorganization (the "Plan") in the balance sheet as of June 4, 1997 (the effective date of the consummation of the Plan for accounting purposes). Under fresh-start reporting, the Company's reorganization value of $25,000,000 was allocated to its net assets on the basis of the purchase method of accounting.

           The significant fresh-start reporting adjustments are summarized as follows:

           1. Cancellation of the old common stock pursuant to the Plan against the accumulated deficit.

           2. Allocation of the fair market value of the identifiable net assets in excess of the reorganization value (negative goodwill) in accordance with the purchase method of accounting. The negative goodwill amount remaining after reducing non-current assets to zero was recorded as a deferred credit, "Excess of revalued net assets over equity" and will be amortized over three (3) years.

           The resulting charge of $27,010,000 from all the fresh-start adjustments, including the write-off of all revalued noncurrent assets (but excluding the write-off of the old stock for $56,611,000), is presented as "Revaluation of assets and liabilities pursuant to the adoption of fresh-start reporting" in the consolidated statement of operations for the twenty-two and eight weeks ended June 4, 1997.

           The fresh-start reporting reorganization value of $25,000,000 was established as the midpoint of a range ($20,000,000 - $30,000,000) established by the Company's financial advisors. The calculation of the range was based on a five-year analysis of the Company's projected operations for the remaining operating divisions (fiscal years ended 1996 - 2001), which was prepared by management, and a discounted cash flow methodology was applied to those numbers.

           The five-year cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company, including, but not limited to, those with respect to the future course of the Company's business activity.

           Under fresh-start reporting, the final consolidated balance sheet as of June 4, 1997, will become the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheet as of June 4, 1997, the consolidated balance sheet as of that date is not comparable in material respects to any such balance sheet as of any prior date or for any prior period since the balance sheet as of June 4, 1997 is that of a reorganized entity.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

                                   (UNAUDITED)


           The effect of the Plan on the Company's consolidated balance sheet as of June 4, 1997, after accounting for the sale and transfer of the Sassco Fashions division, was as follows:

                                                                          HISTORICAL   ADJUSTMENTS TO RECORD PLAN  REORGANIZED
                                                                             AS OF         DEBT        FRESH         AS OF
                                                                         JUNE 4, 1997   DISCHARGE      START      JUNE 4, 1997
                                                                           ---------    ---------    ---------    ---------
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                              $  41,080         --           --      $  41,080
    Accounts receivable - net of allowances for possible losses
                                                                              16,410         --           --         16,410
     Inventories                                                              19,115         --           --         19,115
     Prepaid expenses and other current assets                                 1,184         --           --          1,184
                                                                           ---------    ---------    ---------    ---------
          Total Current Assets                                                77,789         --           --         77,789

Property, Plant And Equipment, at cost less accumulated depreciation and
    amortization                                                               5,392         --         (5,392)        --

Excess of Purchase Price over Net Assets Acquired                              7,260         --         (7,260)        --

Deferred Charges and Other Assets                                                893         (243)        (650)        --

     Total Assets                                                          $  91,334    ($    243)   ($ 13,302)   $  77,789
                                                                           =========    =========    =========    =========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                                      $   9,407         --           --      $   9,407
     Accrued expenses and other current liabilities                           18,482        8,649         --         27,131
     Income taxes payable                                                      2,199         --           --          2,199
                                                                           ---------    ---------    ---------    ---------
          Total Current Liabilities:                                          30,088        8,649         --         38,737

Excess of Revalued Net Assets Acquired over
     Equity under FResh-start Reporting                                         --           --         13,708       13,708

Long Term Debt - Capitalized Lease                                               344         --           --            344

Liabilities Subject to Compromise                                             97,433      (97,433)        --           --
                                                                           ---------    ---------    ---------    ---------
     Total Liabilities                                                       127,865      (88,784)      13,708       52,789

Commitments and Contingencies
Stockholders' Equity
     Common Stock                                                             20,000           34      (20,000)          34
     Preferred Stock                                                            --           --           --           --
     Capital in excess of par value                                           49,012       24,966      (49,012)      24,966
     Accumulated retained earnings (deficit)                                 (93,142)      63,541       29,601         --
     Foreign currency translation adjustment                                     565         --           (565)        --
                                                                           ---------    ---------    ---------    ---------
          Subtotal                                                           (23,565)      88,541      (39,976)      25,000

     Treasury stock                                                          (12,966)        --         12,966         --
                                                                           ---------    ---------    ---------    ---------
          Total Stockholders' Equity                                         (36,531)      88,541      (27,010)      25,000
                                                                           ---------    ---------    ---------    ---------

     Total Liabilities and Stockholders' Equity                            $  91,334    ($    243)   ($ 13,302)   $  77,789
                                                                           =========    =========    =========    =========


           The Company stated its liabilities at June 4, 1997 at the present value of the amounts to be paid pursuant to the Plan. The resulting gain of $63,541 from the debt discharge has been presented as an "Extraordinary Item" in the accompanying consolidated statement of operations. See Note 9 for additional discussion regarding the reorganized Company's capitalization.

3. DISPOSITIONS:

           As discussed in Note 2, in connection with the consummation of the Plan, the Company sold or transferred all the assets and liabilities of its Sassco Fashions division on June 4, 1997 for an estimated exchange value of $240,000,000. This value was the estimated reorganization value of the Sassco Fashions Division which was calculated in a manner similar to the Company's reorganization value (see Note 2). A complete valuation study is currently being performed to establish a book and tax basis of the new Sassco entity. The resulting gain of $99,810,000, net of taxes of $3,728,000, recorded from these transactions is reflected as a Gain from the sale of the Sassco Fashions division in the statement of operations. Any adjustments from the $240,000,000 valuation will be recorded in the appropriate subsequent period as a purchase price adjustment to the gain and will have a corresponding offset to gain on the debt discharge.

           In addition, on May 26, 1997, the Company sold the assets and liabilities of its Castleberry Division for $600,000. The resulting loss of $1,398,000 on the sale was previously recorded as reorganization expense in fiscal 1996 and therefore, was applied against Accrued expenses and other current liabilities at the time of the sale.

           Unaudited pro forma consolidated statements for the twenty-two and eight weeks ended June 4, 1997 and for the fiscal year ended December 28, 1996 are presented below and include adjustments to give effect to the sales and the Plan (see Note 2) as if they occurred as of the beginning of the periods presented. A pro forma consolidated balance sheet as of June 4, 1997 is not presented because the transactions recording the Plan and the sale transactions are already reflected in the balance sheet.

           The unaudited pro forma financial statements have been prepared in accordance with guidelines established by the SEC. The historical balances were derived from the statement of operations for the twenty-two and eight weeks ended June 4, 1997 or from the financial statements of the Company included in the December 28, 1996 Form 10-K. All significant intercompany transactions have been eliminated. The unaudited pro forma financial statements should be read in conjunction with the financial statements and notes thereto included in the December 28, 1996 Form 10-K.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES





           The unaudited pro forma adjustments presented in the statements are as follows:

           1. The operating results of the Sassco Fashions division have been eliminated to give effect to the disposition as of the beginning of the period presented, including depreciation expense on its fixed assets, an allocated corporate charge based on workload by department related to the Sassco Fashions division and direct interest charges associated with financing fees on its factoring agreement and fees incurred on letters of credit issued on its behalf, and reverse the gain recorded on the sale and transfer of the division.

           2. The operating results of the Castleberry division have been eliminated to give effect to the disposition as of the beginning of the period presented, including depreciation expense on its fixed assets and an allocated corporate charge based on workload by department related to the Castleberry division.

           3. To record the estimated effect of the Plan as if it had been effective as of the beginning of the period presented. This included adjustments for the following items:

                  a) The  elimination  of  the   historical   depreciation   and
              amortization, including the amounts in cost of sales, on the beginning-of-the-period asset balances for the remaining divisions and the recording of the amortization credit from the "Excess of revalued net assets over equity value under fresh-start reporting" (assuming a three-year amortization period).

                  b) The elimination of historical reorganization expense that will not be incurred subsequent to the Consummation Date.

                  c) The elimination of the fresh-start revaluation charge and the reversal of the gain on debt discharge pursuant to the Plan.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                   (UNAUDITED)

                                                                             TWENTY-TWO WEEKS ENDED JUNE 4, 1997
                                                                                                                     PRO FORMA
                                                                HISTORICAL    PRO-FORMA ADJUSTMENTS PER NOTE 3       ADJUSTED
                                                                OPERATIONS      (1)          (2)          (3)        BALANCE
                                                                ---------    ---------    ---------    ---------    ---------
Net Sales                                                       $ 197,984    $(136,107)   $  (2,808)        --      $  59,069
Cost of Sales                                                     147,276     (101,573)      (2,262)        --         43,409
                                                                ---------    ---------    ---------    ---------    ---------
     Gross profit                                                  50,708      (34,534)        (546)          32       15,660
Operating Expenses:
     Selling, warehouse, general and
          administrative expenses                                  35,880      (24,228)      (1,043)        (756)       9,853
     Amortization of intangibles                                      473         (256)        --         (2,122)      (1,905)
                                                                ---------    ---------    ---------    ---------    ---------
     Total operating expenses                                      36,353      (24,484)      (1,043)      (2,878)       7,948
                                                                ---------    ---------    ---------    ---------    ---------
     Operating income                                              14,355      (10,050)         497        2,910        7,712
Interest and Financing Costs (excludes contractual interest)        1,372         (595)        --           --            777
                                                                ---------    ---------    ---------    ---------    ---------
     Income (Loss) before fresh-start revaluation,
          reorganization costs, taxes and extraordinary items      12,983       (9,455)         497        2,910        6,935
Reorganization Costs                                                3,379         --             14       (3,393)        --
                                                                ---------    ---------    ---------    ---------    ---------
     Income (Loss) before taxes and extraordinary items             9,604       (9,455)         483        6,303        6,935
Taxes                                                                 451         (343)        --           --            108
                                                                ---------    ---------    ---------    ---------    ---------
     Net Income (Loss) before extraordinary items                   9,153       (9,112)         483        6,303        6,827
Extraordinary Item - Gain on Sale/Transfer of Sassco
     Fashions Division                                             99,810      (99,810)        --           --           --
Revaluation of Assets and Liabilities Pursuant to the
     Adoption of Fresh-Start Reporting                            (27,010)        --           --         27,010         --
Extraordinary Item - Gain on Debt Discharge                        63,541         --           --        (63,541)        --
                                                                ---------    ---------    ---------    ---------    ---------
     Net Income (Loss)                                          $ 145,494    $(108,922)   $     483    $ (30,228)   $   6,827
                                                                =========    =========    =========    =========    =========


            * Earnings per share is not presented for the twenty-two weeks ended June 4, 1997 because such presentation would not be meaningful. The old stock was cancelled under the
             plan of reorganization and the new stock was not issued
                          until the consummation date.


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                   (UNAUDITED)

                                                                     TWENTY-ONE WEEKS (FIVE MONTHS) ENDED MAY 25, 1996
                                                                                                                         PRO FORMA
                                                         HISTORICAL         PRO-FORMA ADJUSTMENTS PER NOTE 3             ADJUSTED
                                                         OPERATIONS        (1)             (2)             (3)           BALANCE
                                                        ------------   ------------    ------------    ------------    ------------
Net Sales                                               $    173,452   ($   127,056)   ($     3,850)           --      $     42,546
Cost of Sales                                                131,981        (96,425)         (2,755)            (35)         32,766
                                                        ------------   ------------    ------------    ------------    ------------
     Gross profit                                             41,471        (30,631)         (1,095)             35           9,780
                                                        ------------   ------------    ------------    ------------    ------------
Operating Expenses:
     Selling, warehouse, general and
          administrative expenses                             33,632        (19,947)         (1,163)           (865)         11,657
     Amortization of intangibles                                 483           (257)            (10)         (2,121)         (1,905)
                                                        ------------   ------------    ------------    ------------    ------------
     Total operating expenses                                 34,115        (20,204)         (1,173)         (2,986)          9,752
                                                        ------------   ------------    ------------    ------------    ------------
     Operating income                                          7,356        (10,427)             78           3,021              28
Interest and Financing Costs (excludes
      contractual interest)                                      837           (541)           --              --               296
                                                        ------------   ------------    ------------    ------------    ------------
     Income (Loss) before fresh-start revaluation,
          reorganization costs, taxes and
          extraordinary items                                  6,519         (9,886)             78           3,021            (268)
Reorganization Costs                                           1,560           --              --            (1,560)           --
                                                        ------------   ------------    ------------    ------------    ------------
     Income (Loss) before taxes and extraordinary items        4,959         (9,886)             78           4,581            (268)
Taxes                                                            435           (370)           --              --                65
                                                        ------------   ------------    ------------    ------------    ------------
     Net Income (Loss) before extraordinary items              4,524         (9,516)             78           4,581            (333)
Extraordinary Item - Gain on Sale/Transfer of Sassco
     Fashions Division                                          --             --              --              --              --
Revaluation of Assets and Liabilities Pursuant to the
     Adoption of Fresh-Start Reporting                          --             --              --              --              --
Extraordinary Item - Gain on Debt Discharge                     --             --              --              --              --
                                                        ------------   ------------    ------------    ------------    ------------
     Net Income (Loss)                                  $      4,524   ($     9,516)   $         78    $      4,581    $        333
     Net Income (Loss) per Share of Common Stock        $       0.24                                                   $      (0.02)
                                                        ============                                                   ============
     Weighted Average Common Shares Outstanding           18,771,836                                                     18,771,836
                                                        ============                                                   ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                   (UNAUDITED)

                                                                         EIGHT WEEKS (TWO MONTHS) ENDED JUNE 4, 1997
                                                                                                                     PRO FORMA
                                                               HISTORICAL      PRO-FORMA ADJUSTMENTS PER NOTE 3      ADJUSTED
                                                               OPERATIONS       (1)          (2)          (3)        BALANCE
                                                                ---------    ---------    ---------    ---------    ---------
Net Sales                                                       $  55,229    $ (36,876)   $    (679)        --      $  17,674
Cost of Sales                                                      41,289      (27,349)        (682)         (14)      13,244
                                                                ---------    ---------    ---------    ---------    ---------
     Gross profit                                                  13,940       (9,527)           3           14        4,430
Operating Expenses:
     Selling, warehouse, general and
          administrative expenses                                  12,772       (8,739)        (461)        (324)       3,248
     Amortization of intangibles                                      189         (103)        --           (848)        (762)
                                                                ---------    ---------    ---------    ---------    ---------
     Total operating expenses                                      12,961       (8,842)        (461)      (1,172)       2,486
                                                                ---------    ---------    ---------    ---------    ---------
     Operating income                                                 979         (685)         464        1,186        1,944
Interest and Financing Costs (excludes contractual interest)          504         (173)        --           --            331
                                                                ---------    ---------    ---------    ---------    ---------
     Income (Loss) before fresh-start revaluation,
          reorganization costs, taxes and extraordinary items         475         (512)         464        1,186        1,613
Reorganization Costs                                                2,911         --             64       (2,975)        --
                                                                ---------    ---------    ---------    ---------    ---------
     Income (Loss) before taxes and extraordinary items            (2,436)        (512)         400        4,161        1,613
Taxes                                                                 135         (143)        --           --              8
                                                                ---------    ---------    ---------    ---------    ---------
     Net Income (Loss) before extraordinary items                  (2,571)        (369)         400        4,161        1,621
Extraordinary Item - Gain on Sale/Transfer of Sassco
     Fashions Division                                             99,810      (99,810)        --           --           --
Revaluation of Assets and Liabilities Pursuant to the
     Adoption of Fresh-Start Reporting                            (27,010)        --           --         27,010         --
Extraordinary Item - Gain on Debt Discharge                        63,541         --           --        (63,541)        --
                                                                ---------    ---------    ---------    ---------    ---------
     Net Income (Loss)                                          $ 133,770    ($100,179)   $     400    ($ 32,370)   $   1,621
                                                                =========    =========    =========    =========    =========

            * Earnings per share is not presented for the eight weeks ended June 4, 1997 because such presentation would not be meaningful. The old stock was cancelled under the plan of reorganization and the new stock was not issued until the consummation date.


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                   (UNAUDITED)

                                                                       EIGHT WEEKS (TWO MONTHS) ENDED MAY 25, 1996
                                                                                                                          PRO FORMA
                                                        HISTORICAL           PRO-FORMA ADJUSTMENTS PER NOTE 3             ADJUSTED
                                                        OPERATIONS          (1)             (2)             (3)           BALANCE
                                                       ------------    ------------    ------------    ------------    ------------
Net Sales                                              $     52,886    ($    37,120)   ($       855)           --      $     14,911
Cost of Sales                                                40,473         (27,981)           (681)            (14)         11,797
                                                       ------------    ------------    ------------    ------------    ------------
     Gross profit                                            12,413          (9,139)           (174)             14           3,114
                                                       ------------    ------------    ------------    ------------    ------------
Operating Expenses:
     Selling, warehouse, general and
          administrative expenses                            12,289          (7,402)           (381)           (334)          4,172
     Amortization of intangibles                                213            (122)             (4)           (849)           (762)
                                                       ------------    ------------    ------------    ------------    ------------
     Total operating expenses                                12,502          (7,524)           (385)         (1,183)          3,410
                                                       ------------    ------------    ------------    ------------    ------------
     Operating income                                           (89)         (1,615)            211           1,197            (296)
Interest and Financing Costs (excludes
    contractual interest)                                       335            (216)           --              --               119
                                                       ------------    ------------    ------------    ------------    ------------
     Income (Loss) before fresh-start revaluation,
       reorganization costs, taxes and
       extraordinary items                                     (424)         (1,399)            211           1,197            (415)
Reorganization Costs                                            857            --              --              (857)           --
                                                       ------------    ------------    ------------    ------------    ------------
     Income (Loss) before taxes and extraordinary items      (1,281)         (1,399)            211           2,054            (415)
Taxes                                                           119             (87)           --              --                32
                                                       ------------    ------------    ------------    ------------    ------------
     Net Income (Loss) before extraordinary items            (1,400)         (1,312)            211           2,054            (447)
Extraordinary Item - Gain on Sale/Transfer of Sassco
     Fashions Division                                         --              --              --              --              --
Revaluation of Assets and Liabilities Pursuant to the
     Adoption of Fresh-Start Reporting                         --              --              --              --              --
Extraordinary Item - Gain on Debt Discharge                    --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
     Net Income (Loss)                                 $      1,400    ($     1,312)   $        211    $      2,054    $        447
     Net Income (Loss) per Share of Common Stock       $       0.07                                                    $      (0.02)
                                                       ------------                                                    ------------
     Weighted Average Common Shares Outstanding          18,771,836                                                      18,771,836
                                                       ============                                                    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES





4. ACCOUNTS RECEIVABLE:

           On June 2, 1997, a wholly-owed subsidiary of the Company entered into a Factoring Agreement with The CIT Group/Commercial Services, Inc. ("CIT"). Under this agreement, CIT began purchasing the accounts receivable of the Company and will remit the proceeds received to the Company as collected. In exchange for collecting the receivables, CIT earns a factoring fee of 0.4% of receivables purchased and assumes the credit risk for these receivables.

5. INVENTORIES:

           Inventories consist of the following:

                                July 5,        June 4,     December 28,
                                 1997           1997            1996

                                           (In thousands)


Raw materials                  $  7,739       $  8,341       $ 33,151
Work in process                   3,530          3,429          2,711
Finished goods                   11,691          7,345         68,521
                               --------       --------       --------

   Total inventories           $ 22,960       $ 19,115       $104,383
                               ========       ========       ========

           The balances at December 28, 1996 still include the inventories related to the Sassco Fashions and Castleberry divisions which were subsequently sold.

6.  DEBT:

           On June 2, 1997, in preparation for the consummation of the Plan, a wholly-owned subsidiary of the Company entered into a two-year financing agreement (the "CIT Credit Agreement") with CIT to provide direct borrowings and the issuance of letters of credit on Company's behalf in an aggregate amount not exceeding $30,000,000, with a sublimit on letters of credit of $20,000,000. The CIT Credit Agreement became effective on June 4, 1997 with the consummation of the Plan. Direct borrowings bear interest at prime plus 1.0% (9.5% at July 5, 1997 and June 4, 1997) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. There were no direct borrowings outstanding under the CIT Credit Agreement and approximately $11,048,000 was committed under unexpired letters of credit as of July 5, 1997.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES




           The CIT Credit Agreement, as amended, contains certain reporting requirements, as well as financial and operating covenants related to capital expenditures and the attainment of a current assets to current liabilities ratio, an interest to earnings ratio and minimum earnings. As collateral for borrowings under the CIT Credit Agreement, the Company has granted to CIT a security interest in substantially all of its assets. In addition, the CIT Credit Agreement contains certain restrictive covenants, including limitations on the incurrence of additional liens and indebtedness and a prohibition on paying dividends. The Company is currently in compliance with all requirements contained in the CIT Credit Agreement.

           The Company previously had a facility for an $60,000,000 credit agreement with The First National Bank of Boston ("FNBB") and BankAmerica Business Credit, Inc. ("BABC"), as Facility Agents and FNBB as Administrative Agent (the "FNBB Credit Agreement"). In connection with the consummation of the Plan, the Company entered into an agreement (the "Paydown Agreement") with its lenders under the FNBB Credit Agreement to paydown any remaining obligations under the FNBB Credit Agreement and terminate the FNBB Credit Agreement on June 4, 1997. The FNBB Credit Agreement had expired on May 31, 1997, but continued in effect until the consummation of the Plan with the consent of both the lenders and the Company.

           The FNBB Credit Agreement provided for post-petition direct borrowings and the issuance of letters of credit on the Debtors' behalf in an aggregate amount not exceeding $60,000,000, subject to being permanently reduced on a dollar-for-dollar basis for any net cash proceeds received from the sale of assets after March 20, 1995 for which the proceeds exceed $20,000,000 in the aggregate up to a maximum of $40,000,000 on a cumulative basis. No qualifying asset sales were made which would have reduced the facility borrowing limits. Beginning January 1, 1997, the sublimit on the revolving line of credit was $20,000,000 and the sublimit for letters of credit was $50,000,000.

           There were no direct borrowings outstanding under the FNBB Credit Agreement and approximately $22,195,000 and $32,169,000 was committed under unexpired letters of credit as of June 4, 1997 and December 28, 1996, respectively (see Note 6 of Notes to Consolidated Financial Statements in the 1996 Form 10-K). In addition, there was approximately $3,853,000 of unexpired letters of credit outstanding at July 5, 1997 which is collateralized by a standby letter of credit under the CIT Credit Agreement.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES




           Direct borrowings boar interest at prime plus 1.5% (10.00% at June 4, 1997 and 9.75% at December 28, 1996) and the FNBB Credit Agreement required a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. The FNBB Credit Agreement, as amended, contained certain reporting requirements, as well as financial and operating covenants through December 28, 1996 related to minimum and maximum inventory levels, capital expenditures and attainment of minimum earnings before reorganization, interest, taxes and depreciation and amortization. As collateral for borrowings under the FNBB Credit Agreement, the Company had granted to FNBB and BABC a security interest in substantially all assets of the Company. In addition, the FNBB Credit Agreement contained certain restrictive covenants, including limitations on the incurrence of additional liens and indebtedness and a prohibition on paying dividends.

           In accordance with the Plan, the remaining Liabilities subject to compromise were discharged and the Company recognized a gain of $63,541,000, which is reflected as an Extraordinary Item in the statement of operations for the twenty-two and eight weeks ended June 4, 1997.

7. INCOME TAXES:

           The provision for Federal, state and foreign income taxes is $451,000 and $135,000 for the twenty-two and eight weeks ended June 4, 1997 compared to state and foreign income taxes of $435,000 and $119,000 for the twenty-one and eight weeks ended May 25, 1996, respectively. Although there is no Federal income tax provision currently recognizable due to existing net operating loss carryforwards and no Federal income tax benefit currently recognizable, the Company provided $3,728,000 for federal and state income taxes based on the alternative minimum tax regulations for the twenty-two weeks and eight weeks ended June 4, 1997 related to the gain on the sale of the Sassco Fashions division. These taxes are reflected net of the gain shown in the statement of operations for the twenty-two and eight weeks ended June 4, 1997. For the five weeks ended July 5, 1997, the Company recognized $20,000 for state and foreign income tax.

8.  COMMITMENTS AND CONTINGENCIES:

           As discussed in Notes 1 and 2, on the Filing Dates, the Company and several of its subsidiaries filed voluntary petitions in the Bankruptcy Court under chapter 11 of the Bankruptcy Code. All civil litigation commenced against the Company and those referenced subsidiaries prior to that date had been stayed under the Bankruptcy Code. By an order dated April 31, 1997 (the "Confirmation Order"), the Bankruptcy Court confirmed the Plan. The Plan was consummated on June 4, 1997.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES




           The Confirmation Order, inter alia, dismissed with prejudice all pending litigation, and released all claims that could have been brought in litigation. Both prior to and subsequent to the Filing Dates, various class action suits were commenced on behalf of certain prior stockholders of the Company. Any claims against the Company arising out of these suits were discharged as part of, and in accordance with the terms of the Plan. Accordingly, whatever the eventual outcome of these cases, there can be no material financial impact on the Company based on the terms of the Plan.

           In  addition  to,  and  concurrent   with,  the  proceedings  in  the
Bankruptcy Court, the Company is involved in or settled during second quarter of 1997 the following legal proceedings of significance:

           In November 1992, a class action entitled "Stephen Warshaw and Phillis Warshaw v. The Leslie Fay Companies, Inc. et al." was instituted in the United States District Court for the Southern District of New York. In January 1993 and February 1993, the plaintiffs served amended complaints and thereafter twelve other similar actions were commenced against the Company, certain of its officers and directors and its then auditors, BDO Seidman. The complaints in these cases, which purported to be on behalf of all persons who purchased or acquired stock of the Company during the period from February 4, 1992 to and including February 1, 1993, alleged that the defendants knew or should have known material facts relating to the sales and earnings which they failed to disclose and that if these facts had been disclosed, they would have affected the price at which the Company's common stock was traded. A pre-trial order was entered which had the effect of consolidating all of these actions and, in accordance therewith, the plaintiffs have served the defendants with a consolidated class action complaint which, because of the Chapter 11 filing by the Company, does not name the Company as a defendant. In March 1994, plaintiffs filed a consolidated and amended class action complaint. This complaint added certain additional parties as defendants, including Odyssey Partners, L.P. ("Odyssey"), and expanded the purported class period from March 28, 1991 to and including April 5, 1993. In March 1995, BDO Seidman filed an answer and cross-claims against certain of the officers and directors of the Company previously named in this action and filed third-party complaints against Odyssey, certain current and former division heads of the Company and certain current and former directors of the Company. These cross-claims and third-party complaints allege that the Company's senior management and certain of its directors engaged in fraudulent conduct and negligent misrepresentation. BDO Seidman sought contribution from certain of the defendants and each of the third-party defendants if it were found liable in the class action, as well as damages. On March 7, 1997, a stipulation and agreement was signed pursuant to which all parties agreed to settle the above described litigation for an aggregate sum of $34,700,000. The officers' and directors' share of the settlement is covered by the Company's officers' and directors' liability insurance. The settlement specifically provides that the officers and directors deny any liability to the plaintiffs and have entered into the settlement solely to avoid substantial expense and inconvenience of litigation. The Company has no obligations under this settlement. The District Court approved this settlement and signed the final order of dismissal on May 8, 1997.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES





           In February 1993, the Securities and Exchange Commission obtained an order directing a private investigation of the Company in connection with, among other things, the filing by the Company of annual and other reports that may have contained misstatements, and the purported failure of the Company to maintain books and records that accurately reflected its financial condition and operating results. The Company is cooperating in this investigation.

           In February 1993, the United States Attorney for the Middle District of Pennsylvania issued a Grand Jury Subpoena seeking the production of documents as a result of the Company's announcement of accounting irregularities. In 1994, Donald F. Kenia, former Controller of the Company, was indicted by a Federal Grand Jury in the Middle District of Pennsylvania and pled guilty to the crime of securities fraud in connection with the accounting irregularities. On or about October 29, 1996, Paul F. Polishan, former Senior Vice President and Chief Financial Officer of the Company, was indicted by the federal grand jury in the Middle District of Pennsylvania for actions relating to the accounting irregularities.

           In March 1993, a stockholder derivative action entitled "Isidore Langer, derivatively on behalf of The Leslie Fay Companies, Inc. v. John J. Pomerantz et al." (the "Derivative Action") was instituted in the Supreme Court of the State of New York, County of New York, against certain officers and directors of the Company and its then auditors. This complaint alleges that the defendants knew or should have known material facts relating to the sales and earnings of the Company which they failed to disclose. The time to answer, move or otherwise respond to the complaint has not yet expired. The plaintiff seeks an unspecified amount of monetary damages, together with interest thereon, and costs and expenses incurred in the action, including reasonable attorneys' and experts' fees. The Company cannot presently determine the ultimate outcome of this litigation, but believes that it should not have any unfavorable impact on the financial statements. Pursuant to the Modification of the Third Amended and Restated Joint Plan of Reorganization filed on April 4, 1997, a Derivative Action Board, comprised of three Persons or Entities appointed by the Bankruptcy Court, upon nomination by the Creditors' Committee, shall determine by a majority vote whether to prosecute, compromise and settle or discontinue the Derivative Action.

           On February 23, 1996, Albert Nipon and American Pop Marketing Group, Inc. commenced an action against the Company in the United States Bankruptcy Court, Southern District of New York seeking, inter alia, a declaratory judgment with respect to the use of the Company's "Albert Nipon" trademark and tradename. The Company has asserted counter claims. Upon a record of stipulated facts and submissions of memorandum of law, an oral argument on this matter was heard on May 9, 1997.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES




9. STOCKHOLDERS' EQUITY:

           As provided under the Plan, the authorized common stock of the reorganized Company consists of 3,500,000 shares of common stock with a par value $.01 per share. At June 4, 1997, 3,400,000 were issued and outstanding and were being held by the plan adminstrator in trust. In July 1997, 2,720,000 (80%) of the shares were distributed. The remaining twenty (20%) percent will be held back pending the resolution of certain disputed claims before the Bankruptcy Court. The old common stock was extinguished at June 4, 1997 and the old stockholders of the Company did not retain or receive any value for their equity interest.

           In addition, 500,000 shares of Preferred Stock of the reorganized Company were authorized at June 4, 1997 with a par value of $.01. None of such shares have been issued.

           The Company has adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" effective as of Consummation Date. Under SFAS No. 128, the presentation of both Basic and Dilutive Earnings per Share is required on the Income Statement. Pursuant to the Plan, the Company has granted stock options to certain senior management equal to ten (10%) percent of the reorganized Company's common stock outstanding (assuming the exercise of all options), one-third of which will vest on each of the first three anniversaries of the Consummation Date. In addition, each outside director of the Company has been granted 5,000 stock options for a total of 25,000 options. The options may be exercised for $6.18 per share. Therefore, a total of 437,121 of options are outstanding at June 4, 1997 and July 5, 1997. Additional options of another two and one-half (2.5%) to seven and one-half (7.5%) percent of common stock (a maximum of 309,091 options) may be issued upon the achievement of a defined imputed enterprise value in excess of $37,500,000. The exercise of these options would create the issuance of additional stock. The issuance of shares in excess of 100,000 would require the Company to increase the authorized shares. The Company anticipates seeking shareholder approval to amend its Certificate of Incorporation to increase its authorized common stock.

10. OTHER EVENTS:

           On June 2, 1997, a wholly-owned subsidiary of the Company and the Union of Needle Trade and Industrial and Textile ("U.N.I.T.E.") reached an agreement on a four-year collective bargaining agreement, which will run through May 31, 2001 covering non-supervisory production, maintenance, packing and shipping employees.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ----------------------------------------------

(a)  RESULTS OF  OPERATIONS

FIVE WEEKS ENDED JULY 5, 1997 AS COMPARED TO
           FIVE WEEKS ENDED JUNE 29, 1996

           The Company recorded net sales of $5,535,000 for the five weeks ended July 5, 1997, compared with $ 30,690,000 for the five weeks ended June 29, 1996, a net decrease of $25,155,000, or 82.0%. The primary factor contributing to this decrease was the sale of the Sassco Fashions and Castleberry divisions, which generated $25,009,000 and $603,000, respectively, in net sales for the five weeks ended June 29, 1996. On a comparable basis, after excluding the effect of the above mentioned businesses, the remaining businesses had a net sales increase of $457,000, or 9.0%, for the five weeks ended July 5, 1997 as compared to the five weeks ended June 26, 1997.

           Gross profit for the five weeks ended July 5, 1997 was 20.3% of net sales compared with 25.2% for the five weeks ended June 29, 1996 (a decrease of $6,621,000). The Sassco Fashions and Castleberry divisions generated $6,971,000 in gross profit for the five weeks ended June 26, 1996. The comparable remaining businesses increased gross profit by $350,000 for the five weeks ended July 5, 1997 versus the prior year and the gross margin increased to 20.3% from 15.3%.

           Selling, warehouse, general and administrative expenses were 27.4% and 22.9% for the five weeks ended July 5, 1997 and June 29, 1996, respectively. After excluding the costs associated with the divisions sold, the comparable remaining business had expenses of 30.7% for the five weeks ended June 29, 1996. The decrease in the comparable percentage is a result of the additional sales volume during the five weeks ended July 5, 1997 without additional overhead expenses.

           Amortization of intangibles for the five weeks ended July 5, 1997 consists of $381,000 of income from amortization of the excess net assets acquired over valuation (see Note 2). Amortization of intangibles for the five weeks ended June 29, 1996 consists primarily of $95,000 of expense from amortization of the excess purchase price over net assets acquired, including $57,000 of amortization related to the divisions sold. This expense related to the leveraged buyout of The Leslie Fay Company on June 28, 1984.

           Interest expense (income), net and financing costs were $(102,000) and $204,000 for the five weeks ended July 5, 1997 and June 29, 1996, respectively. The financing fees under the new CIT Credit Agreement were offset by income earned on the cash invested for the five weeks ended July 5, 1997. The financing fees incurred were significantly below those incurred during the five weeks ended June 29, 1996 due to the higher line needed to finance the operations of Sassco Fashions and Castleberry.

           The provision for state and foreign income taxes was $20,000 and $204,000 for the five weeks ended July 5, 1997 and June 29, 1996, respectively. The charge in 1996 relates primarily to foreign taxes on a subsidiary of the Sassco Fashions division.

TWENTY-TWO WEEKS ENDED JUNE 4, 1997 AS COMPARED TO
           TWENTY-ONE WEEKS ENDED MAY 25, 1996

           The Company recorded net sales of $197,985,000 for the twenty-two weeks ended June 4, 1997, compared with $173,452,000 for the twenty-one weeks ended May 25, 1996, a net increase of $24,533,000, or 14.1%. The additional week accounted for $10,084,000 of the net sales increase. Additionally, in 1996, the Sassco Fashions division began shipping a new product line under the Nina Charles label and opened additional retail stores over the last 17 months, for a total of 45 stores in operation at June 4, 1997. These new businesses achieved a net sales volume of $17,843,000 for the twenty-two weeks ended June 4, 1997, or $11,379,000 more than the twenty-one weeks ended May 25, 1996. On a comparable basis, after excluding the effect of the above mentioned additional week and new businesses, the Sassco Fashions division had a net sales decrease of $8,430,000, or 7.0% for the twenty-two weeks ended June 4, 1997, compared with the twenty-one weeks ended May 25, 1996. This was primarily a result of reducing its production in 1997 to limit additional clearance markdowns. The remaining Leslie Fay businesses accounted for an increase of $12,720,000, or 29.3%, primarily due to increased volume for its Dress division. The net sales of the Castleberry division declined by $1,220,000.

           Gross profit for the twenty-two weeks ended June 4, 1997 was 25.6% of net sales compared with 23.9% in the twenty-one weeks ended May 25, 1996 (an increase of $9,237,000). The additional week accounted for $1,998,000 of the increase in gross profit. The additional retail stores and new product lines of the Sassco Fashions division accounted for $3,364,000 of the increase in gross profit. The remaining gross profit of Sassco Fashions declined $461,000. Although the gross margin for the division increased 1.3%, it did not offset the impact of the net sales volume decrease on gross profit. Increased volume and better initial pricing (gross margin increased from 22.9% to 26.5% on a comparable basis) of the Leslie Fay Dress and Sportswear divisions also accounted for $4,957,000 of additional gross profit. The Castleberry division had a decrease in gross profit of $621,000.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES




           Selling, warehouse, general and administrative expenses for twenty-two weeks ended June 4, 1997 decreased to 18.1% of net sales compared with 19.4% for the twenty-one weeks ended May 25, 1996. The percentage decrease is primarily due to the additional sales volume generated in the for twenty-two weeks ended June 4, 1997 versus the twenty-one weeks ended May 25, 1996, without a corresponding increase in expense. For the period, expenses increased $2,248,000 over the prior year. Sassco Fashions expenses increased $4,118,000, of which $1,100,000 is related to the extra week and the remainder is due to the additional product lines and retail stores opened. The Leslie Fay business reduced expenses by $1,749,000 or 14.1% below the prior year. This decrease was offset by approximately $483,000 of expenses incurred in the extra week. The Castleberry division decreased expenses by approximately $121,000 or 10.4% below the comparable period in 1996 due to its reduced volume.

           Amortization of intangibles consists primarily of the amortization of the excess purchase price over net assets acquired and relates principally to the leveraged buyout of The Leslie Fay Company on June 28, 1984.

           Interest and financing costs increased to $1,372,000 for the twenty-two weeks ended June 4, 1997 compared to $837,000 for the twenty-one weeks ended May 25, 1996. The increase is due primarily to the fee to finance the accounts receivable of the Sassco Fashions Division under an agreement begun in February 1996.

           While operating as a debtor in possession, the Company recognized reorganization costs of approximately $3,379,000 and $1,560,000 during the twenty-two weeks ended June 4, 1997 and twenty-one weeks ended May 25, 1996, respectively, which is comprised of professional fees and other costs of $2,151,000 and $1,806,000; costs accrued to re-engineer the business processes, review and revise the technology requirements and other related costs to the downsizing and separation of the businesses of $800,000 and $0; and plan administration costs of $1,000,000 and $0; offset by interest income of $572,000 and $246,000.

           The provision for Federal, state and foreign income taxes was $451,000 and $435,000 for the twenty-two weeks ended June 4, 1997 and twenty-one weeks ended May 25, 1996, respectively. There is no Federal income tax provision currently recognizable, other than that based on the alternative minimum tax regulations, due to existing net operating loss carryforwards.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES




EIGHT WEEKS ENDED JUNE 4, 1997 AS COMPARED TO
           EIGHT WEEKS ENDED MAY 25, 1996

           The Company recorded net sales of $55,229,000 for the eight weeks ended June 4, 1997, compared with $52,886,000 for the eight weeks ended May 25, 1996 a net increase of $2,343,000, or 44.3%. In 1996, the Sassco Fashions division began shipping a new product line under the Nina Charles label and opened additional retail stores over the last 17 months, for a total of 45 stores in operation at June 4, 1997. These new businesses achieved a net sales volume of $7,006,000 for the eight weeks ended June 4, 1997, or $3,908,000 more than the eight weeks ended May 25, 1996. On a comparable basis, after excluding the effect of the new businesses, the Sassco Fashions had a net sales decrease of $4,152,000, or 12.2% for the eight weeks ended June 4, 1997, compared with the eight weeks ended May 25, 1996. This was primarily a result of reducing its production in 1997 to limit additional clearance markdowns. The remaining Leslie Fay businesses accounted for an increase of $2,763,000, or 18.5%, primarily due to increased volume for its Dress division. The net sales of the Castleberry division declined by $176,000.

           Gross profit for the eight weeks ended June 4, 1997 was 25.2% of net sales compared with 23.5% in the eight weeks ended May 25, 1996 (an increase of $1,527,000). The increase in gross profit resulted from better initial pricing of its Dress and Sportswear divisions. The gross profit increased $1,316,000 for Dress and Sportswear and the gross margin increased to 25.0% from 20.8%. The additional retail stores and new product lines of the Sassco Fashions division accounted for $1,573,000 of the increase in gross profit. The remaining gross profit of Sassco Fashions declined $1,185,000. The Castleberry division had a decrease in gross profit of $177,000.

           Selling, warehouse, general and administrative expenses for eight weeks ended June 4, 1997 were 23.1% of net sales compared with 23.2% for the eight weeks ended May 25, 1996. On a comparable basis, after excluding the effect of the new businesses, expenses were 25.3% and 24.7% of net sales for the for eight weeks ended June 4, 1997 and May 25, 1996, respectively. The increase is related primarily to the establishment of a separate administration center for the Sassco Fashions division in anticipation of its spin-off.

           Amortization of intangibles consists primarily of the amortization of the excess purchase price over net assets acquired and relates principally to the leveraged buyout of The Leslie Fay Company on June 28, 1984.

           Interest and financing costs increased to $504,000 for the eight weeks ended June 4, 1997 compared to $335,000 for the eight weeks ended May 25, 1996. The increase is due primarily to the fee to finance the accounts receivable of the Sassco Fashions Division under an agreement entered into in February 1996.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES




           While operating as a debtor in possession, the Company recognized reorganization costs of approximately $2,911,000 and $857,000 during the eight weeks ended June 4, 1997 and May 25, 1996, respectively, which is comprised of professional fees and other costs of $1,545,000 and $950,000; costs accrued to re-engineer the business processes, review and revise the technology requirements and other related costs to the downsizing and separation of the businesses of $800,000 and $0; and plan administration costs of $1,000,000 and $0; offset by interest income of $434,000 and $93,000.

           The provision for Federal, state and foreign income taxes was $135,000 and $119,000 for the eight weeks ended June 4, 1997 and May 25, 1996, respectively. There is no Federal income tax provision currently recognizable, other than that based on the alternative minimum tax regulations

(b)  LIQUIDITY AND CAPITAL RESOURCES

           On June 2, 1997, the Company obtained $30,000,000 of post-emergence financing (see Note 5), which became effective with the consummation of the Plan on June 4, 1997. The CIT Credit Agreement provides a working capital facility commitment of $30,000,000, including a $20,000,000 sublimit on letters of credit. As of August 2, 1997, there were no borrowings under the revolving line of credit and the Company was utilizing approximately $9,499,000 of the CIT Credit Agreement for the letters of credit.

           At July 5, 1997, there were no cash borrowings outstanding under the CIT Credit Agreement, and cash and cash equivalents amounted to $35,065,000. Of this amount, $20,192,000 will be used to pay administrative claims as defined in the Plan. Working capital decreased $716,000, to $37,748,000 for the five weeks ended July 5, 1997. The primary changes in the components of working capital were a decrease in accounts receivable of $5,079,000, an increase in inventories of $3,845,000 and an increase of $4,252,000 in prepaid expenses and other current assets. Accounts receivable decreased due to historically light June shipments offset by collections. Inventories increased to meet anticipated third quarter volume. Other current assets increased as the Company invested $3,005,000 in a 1 Year US Treasury Note maturing on June 30, 1998, the proceeds from which will be used to pay administrative claims.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES





           At June 4, 1997, there were no cash borrowings outstanding under the CIT Credit Agreement, and cash and cash equivalents amounted to $41,080,000. Of this amount, $23,580,000 will be used to pay administrative claims as defined in the Plan. The Company's working capital decreased $111,940,000, to $37,463,000 for the twenty two weeks ended June 4, 1997. The sale of the Sassco Fashions and Castleberry divisions generated a decrease in working capital of $99,810,000 and the reclass to current liabilities of the priority claims required to be paid subsequent to Consummation Date decreased working capital further by $8,649,000. Cash flow generated from the Sassco Fashions and Castleberry divisions was $34,295,000 and $690,000, respectively. The primary changes in the remaining components of working capital were an increase in cash and cash equivalents of $19,103,000, an increase in accounts receivable of $1,248,000, a decrease in inventories of $25,538,000, a decrease of $4,167,000 in accounts payable, accrued expenses and other current liabilities and an increase in accrued reorganization expenses of $3,379,000. Inventories decreased as Spring 1997 and excess Fall 1996 Sassco Fashions product built up through December 1996 and was sold in the first quarter of 1997.

           Although, the Company's results of operations indicated an Operating income of $14,355,000 for the twenty-two weeks and $4,000 for the five weeks ended July 5, 1997, these results are not necessarily indicative of results for an entire year. Due to the seasonality of the business and the sale of the Sassco Fashions division, operating profits realized in the second half of the year will be much less than the first half.

           The Company's working capital decreased $122,359,000, to $37,463,000 for the eight weeks ended June 4, 1997. The sale of the Sassco Fashions and Castleberry divisions generated a decrease in working capital of $99,810,000 and the reclass to current liabilities of the priority claims required to be paid subsequent to Consummation Date decreased working capital further by $8,649,000. Cash flow generated from the Sassco Fashions and Castleberry divisions was $22,417,000 and $493,000, respectively. The primary changes in the remaining components of working capital were an increase in cash and cash equivalents of $14,852,000, a decrease in accounts receivable of $28,489,000, an increase in inventories of $2,748,000 and an increase in accrued reorganization expenses of $2,911,000. Accounts receivable decreased as Spring 1997 receivables were collected and replaced by the historically lower second quarter sales volume.

           Capital spending was $140,000 for the five weeks ended July 5, 1997 and $3,730,000 for the twenty-two weeks ended June 4, 1997. Capital expenditures are expected to be $4,866,000 for the fiscal year 1997, including $3,152,000 of expenditures related to the Sassco Fashions Division. The anticipated post emergence capital expenditures of $1,136,000 are primarily related to improvements in management information systems. The Company believes that its financing arrangements and anticipated level of internally generated funds will be sufficient to finance its capital spending during 1997.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



           Other than the capital expenditures described above, no other long-term investment or financing activities are anticipated throughout the remainder of 1997. The Company has no plans to pay dividends in the foreseeable future.

           A number of statements contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include, but are not limited to, the uncertainty of potential manufacturing difficulties, the dependence on key personnel, the possible impact of competitive products and pricing, the Company's continued ability to finance its operations, general economic conditions, pending legal proceedings and the achievement and maintenance of profitable operations and positive cash flow.

           The Company's ability to continue as a going concern is dependent upon the ability to maintain compliance with all debt covenants under the financing and the maintenance of profitable operations and positive cash flow. Management believes the continued availability of financing facilities, together with the Company's available cash and expected cash flows from operations should enable it to fund expected needs for working capital and capital spending for the foreseeable future.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES




PART II  -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           The Company has previously reported the proceedings under chapter 11 of the Bankruptcy Code and other pending legal proceedings in Item 3. - "Legal Proceedings" in the 1996 Form l0-K. The Company's Plan of Reorganization was approved by the creditors and on April 21, 1997, the Bankruptcy Court confirmed the Plan. On June 4, 1997, the Plan was consummated and the Company no longer operates under chapter 11. For information concerning legal proceedings at the end of the second quarter of 1997, reference is made to Note 8 of the Notes to Consolidated Financial Statements contained herein.

           No other legal proceedings were terminated during the second quarter of 1997 or thereafter, other than ordinary routine litigation incidental to the business of the Company and the settlement of the class action proceedings described in Note 8 of the Notes to the Consolidated Financial Statements contained herein.

ITEM 2.    CHANGES IN SECURITIES.

           Pursuant to the Plan of Reorganization, all theretofore outstanding shares of Common Stock, $1.00 par value, were canceled. The Company filed an Amended and Restated Certificate of Incorporation (the "Amended Certificate") authorizing the issuance of 3,500,000 shares of common stock, par value $01 per share, and 500,000 shares of preferred stock, par value of $.01 per share. Each share of common stock has one vote in connection with the any matter presented to shareholders. The common stock has no cumulative voting rights, pre-emptive rights or sinking fund provisions. The Amended Certificate provides that a Business Combination with an Interested Stockholder (as said terms are defined therein) must be approved by the affirmative vote of the holders of at least 80% of the outstanding voting stock including the affirmative vote of the holders of at least 80% of the voting stock not owned by the Interested Stockholder or any Affiliate thereof. Such provisions do not apply in the event the Business Combination has been approved by a majority of the Continuing Directors or if the consideration paid in the combination meets certain provisions as more particularly set forth in the Amended Certificate. The CIT Credit Agreement contains a prohibition on the payment of the dividends (see Note 8).

           On June 4, 1997 in connection with the consummation of the Plan of Reorganization, the Company issued to its creditors an aggregate of 3,400,000 shares of its common stock in cancellation of all obligations to such creditors by the Company. The certificates evidencing such shares were actually delivered in July 1997. An aggregate of $88,784,000 of indebtedness was canceled by the Registrant in consideration for such stock. The shares were exempt from registration under the Securities Act of 1933, as amended, by virtue of the provisions of Section 3(a)(10) thereof.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES




           In addition, the Company granted options to purchase an aggregate of 412,121 shares to five executives and options to purchase 25,000 shares to five management directors, all exercisable at $6.18 per share.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                     None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                     None.

ITEM 5.    OTHER INFORMATION.

                     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           a)         Exhibits

                      Exhibits are set forth on the "Index to Exhibits" on page 34 hereof.

           b)         Reports on Form 8-K

                      Since the end of the first quarter of fiscal 1997, the Company filed a Current Report on Form 8-K dated June 4, 1997, reporting on items 2, 3 and 5. Pro-Forma financial statements are to be filed by amendment.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES




                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 25, 1997                   The Leslie Fay Company, Inc.
                                         ----------------------------
                                                   (Company)



                                         By: /s/ Warren T. Wishart
                                             -------------------------
                                             Warren T. Wishart
                                             Secretary and Chief Financial
                                              Officer

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES







                                INDEX TO EXHIBITS



Exhibit No.                    Description


10.2 (a) Employment Agreement dated as of June 4, 1997 between The Leslie Fay Company, Inc. and John J. Pomerantz.


10.2(b) Employment Agreement dated as of June 4, 1997 between The Leslie Fay Company, Inc. and John Ward.


10.7(g) Lease Agreement dated August 1, 1997 between John J. Passan and the Company for certain premises located at 1 Passan Drive, Borough of Laflin, Luzerne County, Pennsylvania.


27                Financial Data Schedule