Form 10-Q
period 1997-10-04
FAY LESLIE COMPANIES INC
filed 1997-11-13
CIK 796226

================================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED OCTOBER 4, 1997        COMMISSION FILE NO. 1-9196



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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


There were 3,400,000 shares of Common Stock outstanding at November 1, 1997.


================================================================================

                                      INDEX
                                                                        Page No.
PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements:

           Consolidated Balance Sheet at October 4, 1997...................... 3

           Consolidated Statements of Operations for the Eighteen and
            Thirteen Weeks Ended October 4, 1997.............................. 4

           Consolidated Statements of Cash Flows for the Eighteen and
            Thirteen Weeks Ended October 4, 1997.............................. 5

           Consolidated Balance Sheets at June 4, 1997 and
            December 28, 1996................................................. 6

           Consolidated Statements of Operations for the Twenty-Two
            Weeks Ended June 4, 1997 and the Twenty-One Weeks
            Ended May 25, 1996................................................ 7

           Consolidated Statements of Cash Flows for the Twenty-Two
            Weeks Ended June 4, 1997 and the Twenty-One Weeks
            Ended May 25, 1996................................................ 8

           Notes to Consolidated Financial Statements ........................ 9

Item 2  Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................28

PART II  -  OTHER INFORMATION

Item 1  Legal Proceedings.....................................................35
Item 2  Changes in Securities.................................................35
Item 3  Defaults Upon Senior Securities.......................................36
Item 4  Submission of Matters to a Vote of Security Holders...................36
Item 5  Other Information.....................................................36
Item 6  Exhibits and Reports on Form 8-K......................................36

SIGNATURES....................................................................37

INDEX TO EXHIBITS.............................................................38

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                  (UNAUDITED)

                                                                                October 4,
                                                                                  1997
                                                                                --------
                         ASSETS

Current Assets:
        Cash and cash equivalents ..............................................$ 10,907
        Accounts receivable- net of allowances for possible losses of $6,444 ..........................................................  29,676
        Inventories ............................................................  17,358
        Prepaid expenses and other current assets ..............................   4,267
                                                                                --------
           Total Current Assets.................................................  62,208

        Property, Plant and Equipment, at cost, net of
           accumulated depreciation of $3.......................................     375
        Deferred Charges and Other Assets.......................................     216
                                                                                --------
        Total Assets............................................................$ 62,799
                                                                                ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Accounts payable........................................................$  7,564
        Accrued expenses and other current liabilities..........................  11,630
        Income taxes payable....................................................   1,448
                                                                                --------
           Total Current Liabilities............................................  20,642

        Excess of Revalued Net Assets Acquired over Equity under
             Fresh-Start Reporting, net of accumulated amortization of $1,524...  12,184

        Long Term Debt-Capitalized Lease........................................     268
                                                                                --------
          Total Liabilities.....................................................  33,094
                                                                                --------

Stockholders' Equity:
        Common stock, $.01 par value; 3,500 shares authorized;
              3,400 shares issued and outstanding...............................      34
        Preferred stock, $.01 par value; 500 shares authorized;
              no shares issued and outstanding..................................    --
        Capital in excess of par value..........................................  25,086
        Accumulated retained earnings ..........................................   4,585
                                                                                --------
            Total Stockholders' Equity..........................................  29,705
                                                                                --------
        Total Liabilities and Stockholders' Equity..............................$ 62,799
                                                                                ========


       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (In thousands, except share and per share data)

                                  (UNAUDITED)

                                                      Eighteen        Thirteen
                                                     Weeks Ended     Weeks Ended
                                                      October 4       October 4
                                                        1997            1997
                                                     -----------    -----------
Net Sales ........................................   $    47,097    $    41,562
Cost of Sales ....................................        36,242         31,832
                                                     -----------    -----------
   Gross profit ..................................        10,855          9,730

Operating Expenses:
   Selling, warehouse, general and administrative
    expenses .....................................         7,976          6,344
   Depreciation and amortization expense .........             3              3
                                                     -----------    -----------
      Total operating expenses ...................         7,979          6,347

   Other income ..................................          (462)          (344)
   Amortization of excess revalued net assets
    acquired over equity .........................        (1,524)        (1,143)
                                                     -----------    -----------

   Total operating expenses, net .................         5,993          4,860
                                                     -----------    -----------

   Operating income ..............................         4,862          4,870

Interest Expense, net and Financing
 Costs ...........................................           212            314
                                                     -----------    -----------

   Net Income before taxes .......................         4,650          4,556

Taxes ............................................            65             45
                                                     -----------    -----------

   Net Income ....................................   $     4,585    $     4,511
                                                     ===========    ===========

  Net Income per Common Share - Basic ............   $      1.35    $      1.33
                                                     ===========    ===========
                            - Assuming Dilution ..   $      1.18    $      1.17
                                                     ===========    ===========

  Weighted Average Common Shares Outstanding
                           - Basic ...............     3,400,000      3,400,000
                                                     ===========    ===========
                           - Assuming Dilution ...     3,869,421      3,871,246
                                                     ===========    ===========




       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                  (UNAUDITED)

                                                                           Eighteen     Thirteen
                                                                          Weeks Ended  Weeks Ended
                                                                           October 4,  October 4,
                                                                              1997        1997
                                                                            --------    --------
Cash Flows from Operating Activities:
        Net income ......................................................   $  4,585    $  4,511
        Adjustments to reconcile net income  to net cash
            used in operating activities:
           Depreciation and amortization ................................          3           3
           Amortization of excess purchase price over
              net assets acquired .......................................     (1,524)     (1,143)
           Provision for possible losses on accounts receivable .........        (27)         72
           Provision for compensation under stock option grants .........        120          90
          (Increase) decrease in:
             Accounts receivable ........................................    (13,239)    (18,318)
             Inventories ................................................      1,757       5,602
             Prepaid expenses and other current assets ..................     (3,083)      1,169
             Deferred charges and other assets ..........................       (216)         33
           (Decrease) increase in:
             Accounts payable, accrued expenses and other
                current liabilities .....................................       (285)      1,377
             Income taxes payable .......................................       (751)       (740)
                                                                            --------    --------
                Total adjustments .......................................    (17,245)    (11,855)
                                                                            --------    --------
                Net cash (used in) operating activities .................    (12,660)     (7,344)
                                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures ............................................       (378)       (238)
                                                                            --------    --------
                Net cash (used in) investing activities .................       (378)       (238)
                                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt .....................................        (76)        (57)
        Payment of obligations under Plan of Reorganization .............    (17,059)    (16,519)
                                                                            --------    --------
                Net cash (used in) financing activities .................    (17,135)    (16,576)
                                                                            --------    --------

Net decrease in cash and cash equivalents ...............................    (30,173)    (24,158)

Cash and cash equivalents, at beginning of period .......................     41,080      35,065
                                                                            --------    --------

Cash and cash equivalents, at end of period.............................$     10,907    $ 10,907
                                                                            ========    ========


        The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                     (Unaudited)
                                                                                       June 4,   December 28,
                                                                                         1997        1996
                                                                                      ---------   ---------
ASSETS

Current Assets:
        Cash and cash equivalents .................................................   $  41,080   $  21,977
        Accounts receivable- net of allowances for possible losses
            of $5,447 and $24,353, respectively ...................................      16,410      63,456
        Inventories ...............................................................      19,115     104,383
        Prepaid expenses and other current assets .................................       1,184       2,290
        Assets of divisions held for sale or disposition ..........................        --         3,003
                                                                                      ---------   ---------
           Total Current Assets ...................................................      77,789     195,109

Property, Plant and Equipment, at cost less accumulated depreciation
            and amortization of $0 and $19,549, respectively ......................        --        17,575
Excess of Purchase Price over Net Assets Acquired-net of
            accumulated amortization of $0 and $10,848, respectively ..............        --        23,795
Deferred Charges and Other Assets .................................................        --         1,182
                                                                                      ---------   ---------
        Total Assets ..............................................................   $  77,789   $ 237,661
                                                                                      =========   =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
        Accounts payable ..........................................................   $   9,407   $  20,341
        Accrued expenses and other current liabilities ............................      27,131      23,154
        Income taxes payable ......................................................       2,199         634
        Direct liabilities of divisions held for sale or disposition ..............        --         1,577
                                                                                      ---------   ---------
           Total Current Liabilities ..............................................      38,737      45,706

Excess of Revalued Net Assets Acquired over
     Equity under Fresh-Start Reporting ...........................................      13,708        --

Long Term Debt - Capitalized Lease ................................................         344        --
Liabilities Subject to Compromise .................................................        --       337,433
                                                                                      ---------   ---------
           Total Liabilities ......................................................      52,789     383,139
                                                                                      ---------   ---------

Commitments and Contingencies

Stockholders' Deficit:
        Common stock, $.01 and $1.00 par value; 3,500 and 50,000 shares authorized;
           3,400 and 18,772 shares issued and outstanding, respectively ...........          34      20,000
        Preferred Stock, $.01 par value; 500 shares authorized; none issued .......        --          --
        Capital in excess of par value ............................................      24,966      49,012
        Accumulated retained earnings (deficit) ...................................        --      (202,105)
        Foreign currency translation adjustment ...................................        --           581
                                                                                      ---------   ---------
              Subtotal ............................................................      25,000    (132,512)
        Treasury stock, at cost - 0 and 1,228 shares, respectively ................        --       (12,966
                                                                                      ---------   ---------
            Total Stockholders' Deficit ...........................................      25,000    (145,478)
                                                                                      ---------   ---------
        Total Liabilities and Stockholders' Deficit ...............................   $  77,789   $ 237,661
                                                                                      =========   =========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                                                       (Unaudited)
                                                                                Twenty-Two      Twenty-One
                                                                                Weeks Ended     Weeks Ended
                                                                                  June 4,         May 25,
                                                                                   1997            1996
                                                                               ------------    ------------
Net Sales ..................................................................   $    197,984    $    173,452
Cost of Sales ..............................................................        147,276         131,981
                                                                               ------------    ------------
   Gross profit ............................................................         50,708          41,471
                                                                               ------------    ------------

Operating Expenses:
   Selling, warehouse, general and administrative expenses .................         35,459          33,934
   Depreciation and amortization of intangibles ............................          2,090           1,770
                                                                               ------------    ------------
      Total operating expenses .............................................         37,549          35,704

   Other income ............................................................         (1,196)         (1,590)
                                                                               ------------    ------------

   Total operating expenses, net ...........................................         36,353          34,114
                                                                               ------------    ------------

   Operating income ........................................................         14,355           7,357

Interest and Financing Costs (excludes contractual
     interest of $7,513 and $7,513, respectively) ..........................          1,372             837
                                                                               ------------    ------------

   Income before reorganization costs, taxes, gain
      on sale, fresh-start revaluation and extraordinary item ..............         12,983           6,520

Reorganization Costs .......................................................          3,379           1,560
                                                                               ------------    ------------

    Income before taxes, gain on sale,
       fresh-start revaluation and extraordinary item ......................          9,604           4,960


Taxes ......................................................................            451             435
                                                                               ------------    ------------


   Net Income before gain on sale, fresh-start
      revaluation and extraordinary item ...................................          9,153           4,525

Gain on disposition of Sassco Fashions Division (net of $3,728 of income taxes), loss on revaluation of assets pursuant to adoption of fresh-start
   reporting and extraordinary gain on debt discharge ......................        136,341            --
                                                                               ------------    ------------

   Net Income ..............................................................   $    145,494    $      4,525
                                                                               ============    ============

   Net Income per Share of Common Stock ....................................        *          $       0.24
                                                                               ============    ============

   Weighted Average Common Shares Outstanding ..............................        *            18,771,836
                                                                               ============    ============

  * Earnings per share is not presented for the twenty-two weeks ended June 4, 1997 because such presentation would not be meaningful. The old stock was cancelled under the plan of reorganization and the new stock was not issued until the consummation date.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    (Unaudited)
                                                              Twenty-Two   Twenty-One
                                                              Weeks Ended  Weeks Ended
                                                               June 4,       May 25,
                                                                 1997         1996
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................   $ 145,494    $   4,524
   Adjustments to reconcile net income  to net cash
       used in operating activities:
      Depreciation and amortization .......................       1,749        1,420
      Amortization of excess purchase price over
         net assets acquired ..............................         473          483
      Provision for possible losses on accounts
         receivables ......................................         199          492
      (Gain) Loss on sale of fixed assets .................        (347)        --
   Decrease (increase) in:
        Accounts receivable ...............................      (1,248)     (17,158)
        Inventories .......................................      25,538       13,251
        Prepaid expenses and other current asset ..........         (66)       1,810
        Income taxes refundable ...........................        --         10,345
        Deferred charges and other assets .................         125           99
   (Decrease) increase in:
        Accounts payable, accrued expenses and other
           current liabilities ............................      (4,167)     (14,131)
        Income taxes payable ..............................      (1,515)          60
        Deferred credits and other noncurrent liabilities .         374          384
   Changes due to reorganization activities:
        Gain on disposition of Sassco Fashions, fresh-start
             revaluation charge and extraordinary gain on
             debt discharge ...............................    (136,341)        --
        Reorganization costs ..............................       3,379        1,560
        Payment of reorganization costs ...................        (917)      (3,196)
                                                              ---------    ---------
           Total adjustments ..............................    (112,764)      (4,581)
                                                              ---------    ---------
           Net cash provided by (used in) operating
              activities ..................................      32,730          (57)
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...................................      (3,731)      (2,155)
   Proceeds from sale of assets ...........................         467         --
   Proceeds from sale of Castleberry ......................         600         --
   Cash paid to sell/transfer the Sassco Fashion
     division .............................................     (10,963)        --
                                                              ---------    ---------
           Net cash (used in) investing activities ........     (13,627)      (2,155)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings ...............................        --            993
   Repayment of borrowings ................................        --           (993)
                                                              ---------    ---------
           Net cash provided by financing activities ......        --           --
                                                              ---------    ---------

Net increase (decrease) in cash and cash equivalents ......      19,103       (2,212)

Cash and cash equivalents, at beginning of period .........      21,977       32,324
                                                              ---------    ---------
Cash and cash equivalents, at end of period ...............   $  41,080    $  30,112
                                                              =========    =========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

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

         As a result of the consummation of the Joint Plan of Reorganization ("the Plan" - see Note 2) and the adoption of fresh-start reporting under the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company was required to report its financial results for the forty weeks and thirteen weeks ended October 4, 1997 in two separate periods in this Form 10-Q. One period contains financial statements and notes for the twenty-two weeks ended June 4, 1997, including the effects of the adoption of fresh-start reporting and consummation of the Plan. The significant fresh-start reporting adjustments are summarized in Note 2. The other periods contain financial statements and notes for the eighteen and thirteen weeks ended October 4, 1997 for the reorganized Company.

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

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



         Certain reclassifications have been made to the financial statements for the twenty-two week period ended June 4, 1997 and twenty-one week period ended May 25, 1996 to conform to the current quarterly presentation.

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

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



         On June 4, 1997 (the "Consummation Date"), the Plan was consummated by the Company 1) transferring the equity interest in both the Company and Sassco Fashions, Ltd. ("Sassco"), which has changed its name to Kasper ASL, Ltd., to its creditors in exchange for relief from the aggregate amount of the claims estimated at $338,000,000; 2) assigning to certain creditors the ownership rights to notes aggregating $110,000,000 payable by Sassco; and 3) transferring the assets (including $10,963,000 of cash) and liabilities of the Company's Sassco Fashions division to Sassco and the assets and liabilities of its Dress and Sportswear divisions to three wholly owned subsidiaries of the Company. In addition, the Company retained approximately $41,080,000 in cash, of which $23,580,000 will be used to pay administrative claims as defined in the Plan. As provided for in the Plan, the Company has issued seventy-nine (79%) percent of its 3,400,000 of new shares to its creditors in July 1997. The remaining twenty-one (21%) percent is being held back pending the resolution of certain litigation before the Bankruptcy Court. A hearing on this litigation has been scheduled for the first quarter of 1998. The existing stockholders of the Company at June 4, 1997 did not retain or receive any value for their equity interest in the Company. Reference is made to the Exhibits attached to, and Item 1 - Recent Developments contained in the Company's 1996 Form 10-K for a copy of the Plan and a summary of Plan provisions, respectively.

         On June 4, 1997, as provided for in the Plan, the Company spun-off the assets and liabilities of its Sassco Fashions division to Sassco. These assets and liabilities included cash, accounts receivable, inventory, property, plant and equipment, other assets (including the trade name Albert Nipon), accounts payable, accrued expenses and other liabilities related to the Sassco Fashions division. In addition, the Company transferred to Sassco its 100% equity interest in several subsidiaries associated with the Sassco Fashions division. As provided in the Plan, the creditors of the Company became the shareholders of Sassco and of the reorganized Company.

         The gain on the disposition of the assets and liabilities of the Sassco Fashions division is a taxable event and a substantial portion of the net operating loss carryforward available to the Company was utilized to offset a significant portion of the taxes recognized on this transaction.

         The Company recognized reorganization costs during the twenty-two week period ended June 4, 1997 and the twenty-one week period ended May 25, 1996, aggregating $3,379,000 and $1,560,000, respectively, which is comprised of professional fees and other costs of $2,151,000 and $1,806,000; costs accrued to re-engineer the business processes, review and revise the technology requirements and other related costs to the downsizing and separation of the businesses of $800,000 and $0; and plan administration costs of $1,000,000 and $0; offset by interest income of $572,000 and $246,000, respectively. No reorganization costs were recognized in the eighteen and thirteen weeks ended October 4, 1997.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES





Fresh-Start Reporting
---------------------

         Pursuant to the guidelines provided by SOP 90-7, the Company adopted fresh-start reporting and reflected the consummation distributions under the Plan in the balance sheet as of June 4, 1997 (the effective date of the consummation of the Plan for accounting purposes). Under fresh-start reporting, the Company's reorganization value of $25,000,000 was allocated to its net assets on the basis of the purchase method of accounting.

         The significant fresh-start reporting adjustments are summarized as follows:

         1. Cancellation of the old common stock pursuant to the Plan against the accumulated deficit.

         2. Allocation of the fair market value of the identifiable net assets in excess of the reorganization value (negative goodwill) in accordance with the purchase method of accounting. The negative goodwill amount remaining after reducing non-current assets to zero was recorded as a deferred credit, "Excess of revalued net assets over equity under fresh-start reporting" and will be amortized over three (3) years.

         The  resulting   charge  of  $27,010,000   from  all  the   fresh-start
adjustments, including the write-off of all revalued noncurrent assets (but excluding the write-off of the old stock for $56,611,000), is presented as "Revaluation of assets and liabilities pursuant to the adoption of fresh-start reporting" in the consolidated statement of operations for the twenty-two ended June 4, 1997.

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

         Under fresh-start reporting, the final consolidated balance sheet as of June 4, 1997, becomes the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheet as of June 4, 1997, the consolidated balance sheet as of that date is not comparable in material respects to any such consolidated balance sheet as of any prior date or for any prior period since the consolidated balance sheet as of June 4, 1997 is that of a reorganized entity.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The effect of the disposition of Sassco Fashions division and the consummation of the Plan on the Company's consolidated balance sheet as of June 4, 1997 was as follows:

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                  (UNAUDITED)

                                                                                              Adjustments to Record Plan
                                                                                              --------------------------
                                                                     Historical                                          Reorganized
                                                                        as of     Disposition     Debt         Fresh        as of
                                                                    June 4, 1997   of Sassco    Discharge      Start    June 4, 1997
                                                                      ---------    ---------    ---------    ---------    ---------
        ASSETS
Current Assets:
        Cash and cash equivalents ................................... $  52,043    ($ 10,963)   $    --      $    --      $  41,080
        Accounts receivable- net of allowances for possible losses ..    64,705      (48,295)        --           --         16,410
        Inventories .................................................    79,382      (60,267)        --           --         19,115
        Prepaid expenses and other current assets ...................     2,401       (1,217)        --           --          1,184
                                                                      ---------    ---------    ---------    ---------    ---------
           Total Current Assets......................................   198,531     (120,742)        --           --         77,789

Property, Plant and Equipment, at cost less
            accumulated depreciation and amortization ...............    19,394      (14,002)        --         (5,392)        --
Excess of Purchase Price over Net Assets Acquired ...................    23,326      (16,066)        --         (7,260)        --
Deferred Charges and Other Assets ...................................     2,646       (1,753)        (243)        (650)        --
                                                                      ---------    ---------    ---------    ---------    ---------
        Total Assets ................................................ $ 243,897    ($152,563)   ($    243)   ($ 13,302)   $  77,789
                                                                      =========    =========    =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Accounts payable ............................................ $  19,354    ($  9,947)   $    --      $    --      $   9,407
        Accrued expenses and other current liabilities ..............    22,399       (3,917)       8,649         --         27,131
        Income taxes payable ........................................       708        1,491         --           --          2,199
                                                                      ---------    ---------    ---------    ---------    ---------
           Total Current Liabilities ................................    42,461      (12,373)       8,649         --         38,737

Excess of Revalued Net Assets Acquired over
     Equity under Fresh-Start Reporting .............................      --           --           --         13,708       13,708

Long Term Debt - Capitalized Lease ..................................       344         --           --           --            344
Liabilities Subject to Compromise ...................................   337,433     (240,000)     (97,433)        --           --
                                                                      ---------    ---------    ---------    ---------    ---------
           Total Liabilities ........................................   380,238     (252,373)     (88,784)      13,708       52,789
                                                                      ---------    ---------    ---------    ---------    ---------

Commitments and Contingencies

Stockholders' Equity
        Common Stock ................................................    20,000         --             34      (20,000)          34
        Preferred Stock .............................................      --           --           --           --           --
        Capital in excess of par value ..............................    49,012         --         24,966      (49,012)      24,966
        Accumulated retained earnings (deficit) .....................  (192,952)      99,810       63,541       29,601         --
        Foreign currency translation adjustment .....................       565         --           --           (565)        --
                                                                      ---------    ---------    ---------    ---------    ---------
              Subtotal ..............................................  (123,375)      99,810       88,541      (39,976)      25,000
                                                                      ---------    ---------    ---------    ---------    ---------
        Treasury stock ..............................................   (12,966)        --           --         12,966         --
                                                                      ---------    ---------    ---------    ---------    ---------
            Total Stockholders' Equity (Deficit) ....................  (136,341)      99,810       88,541      (27,010)      25,000
                                                                      ---------    ---------    ---------    ---------    ---------

        Total Liabilities and Stockholders' Equity .................. $ 243,897    ($152,563)   ($    243)   ($ 13,302)   $  77,789
                                                                      =========    =========    =========    =========    =========


           The Company stated its liabilities at June 4, 1997 at the present value of the amounts to be paid pursuant to the Plan. The resulting gain of $63,541 from the debt discharge has been presented as an "Extraordinary Item" in the accompanying consolidated statement of operations. See Note 9 for additional discussion regarding the reorganized Company's capitalization.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


3. DISPOSITIONS:

         As discussed in Note 2, in connection with the consummation of the Plan, the Company sold or transferred all the assets and liabilities of its Sassco Fashions division on June 4, 1997 for an estimated exchange value of $240,000,000. This value was the estimated reorganization value of the Sassco Fashions Division which was calculated in a manner similar to the Company's reorganization value (see Note 2). The resulting gain of $99,810,000, net of taxes of $3,728,000, recorded from these transactions is reflected as a Gain on the disposition of the Sassco Fashions division in the consolidated statement of operations for the twenty-two weeks ended June 4, 1997. A complete valuation study is currently being performed to establish a book and tax basis of the new Sassco entity. Any adjustments from the $240,000,000 valuation will be recorded in the appropriate subsequent period as a purchase price adjustment to the gain and will have a corresponding offset to gain on the debt discharge.

         In addition, on May 26, 1997, the Company sold the assets and liabilities of its Castleberry Division for $600,000. The resulting loss of $1,398,000 on the sale was previously recorded as reorganization expense in fiscal 1996 and therefore, was applied against Accrued expenses and other current liabilities at the time of the sale.

         The following unaudited pro forma consolidated statements of operations include adjustments to give effect to the sales and the Plan (see Note 2) as if they occurred as of the beginning of the periods presented. Pro forma consolidated balance sheets as of October 4, 1997 or June 4, 1997 are not presented because the transactions recording the Plan and the sale transactions are already reflected in those consolidated balance sheets.

         The unaudited pro forma consolidated financial statements of operations have been prepared in accordance with guidelines established by the SEC. The historical balances were derived from the statement of operations for the applicable periods. All significant intercompany transactions have been eliminated. The unaudited pro forma financial statements should be read in conjunction with the consolidated statements of operations and notes thereto included in the 1996 Form 10-K.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



         The unaudited pro forma adjustments presented in the statement are as follows:

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

            3. To record the estimated effect of the Plan as if it had been effective as of the beginning of the period presented. This included adjustments for the following items:

                    a) The elimination of the historical depreciation and amortization, including the amounts in cost of sales, on the beginning-of-the-period asset balances for the remaining divisions and the recording of the amortization credit from the "Excess of revalued net assets acquired over equity under fresh-start reporting" (assuming a three-year amortization period).

                    b) The elimination of historical reorganization expense that will not be incurred subsequent to the Consummation Date.

                    c) The elimination of the fresh-start revaluation charge and the reversal of the gain on debt discharge pursuant to the Plan.

                    d) The additional  compensation expense related to the stock options granted upon the consummation of the Plan.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                  (UNAUDITED)

                                                              Eighteen Weeks Ended September 28, 1996
                                                   -------------------------------------------------------------
                                                                  Pro Forma Adjustments per Note 3     Pro Forma
                                                  Historical    -----------------------------------     Adjusted
                                                  Operations       (1)          (2)          (3)        Balance
                                                   ---------    ---------    ---------    ---------    ---------
Net Sales ......................................   $ 165,598    ($120,574)   ($  2,863)   $    --      $  42,161
Cost of Sales ..................................     124,339      (89,328)      (2,219)         (29)      32,763
                                                   ---------    ---------    ---------    ---------    ---------
  Gross profit .................................      41,259      (31,246)        (644)          29        9,398
                                                   ---------    ---------    ---------    ---------    ---------
Operating Expenses:
  Selling, warehouse, general and
      administrative expenses ..................      28,186      (19,147)        (793)         120        8,366
  Depreciation and amortization expense ........       1,496         (769)          (9)        (718)        --
                                                   ---------    ---------    ---------    ---------    ---------
       Total operating expenses ................      29,682      (19,916)        (802)        (598)       8,366


  Other income .................................      (1,169)         371         --           --           (798)
  Amortization of excess revalued net assets
     acquired over equity ......................        --           --           --         (1,524)      (1,524)
                                                   ---------    ---------    ---------    ---------    ---------

    Total operating expenses ...................      28,513      (19,545)        (802)      (2,122)       6,044
                                                   ---------    ---------    ---------    ---------    ---------

    Operating income ...........................      12,746      (11,701)         158        2,151        3,354

Interest and Financing Costs (excludes
  contractual interest) ........................       2,000         (483)        --           --          1,517
                                                   ---------    ---------    ---------    ---------    ---------

   Income (Loss) before fresh-start revaluation,
         reorganization costs, taxes and
         extraordinary items ...................      10,746      (11,218)         158        2,151        1,837

Reorganization Costs ...........................         601         --           --           (601)        --
                                                   ---------    ---------    ---------    ---------    ---------

  Income (Loss) before taxes and
     extraordinary items .......................      10,145      (11,218)         158        2,752        1,837

Taxes ..........................................         601         (547)        --           --             54
                                                   ---------    ---------    ---------    ---------    ---------

  Net Income (Loss) before extraordinary item ..       9,544      (10,671)         158        2,752        1,783

Gain on disposition of Sassco Fashions Division,
  loss on revaluation of assets pursuant to
  adoption of fresh-start reporting and
  extraordinary gain on debt discharge .........        --           --           --           --           --
                                                   ---------    ---------    ---------    ---------    ---------
  Net Income (Loss) ............................   $   9,544    ($ 10,671)   $     158    $   2,752    $   1,783
                                                   =========    =========    =========    =========    =========

  Net Income (Loss) per Share of
     Common Stock - Basic......................    $    0.51                                           $    0.52
                                                   =========                                           =========
  Net Income (Loss) per Share of
     Common Stock-Fully Diluted................    $    0.51                                           $    0.46
                                                   =========                                           =========
  Weighted Average Common Shares
     Outstanding - Basic.......................   18,771,836                                           3,400,000
                                                  ==========                                           =========
  Weighted Average Common Shares
     Outstanding - Fully Diluted...............   18,771,836                                           3,862,121
                                                  ==========                                           =========

       Earnings per share on a historical basis is based on the old stock outstanding. The old stock was cancelled under the plan of reorganization and new stock was issued. Earnings per share on a pro forma basis is calculated on the new stock outstanding as of June 4, 1997.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                   (UNAUDITED)

                                                              Thirteen Weeks Ended September 28, 1996
                                                   -------------------------------------------------------------
                                                                  Pro Forma Adjustments per Note 3     Pro Forma
                                                  Historical    -----------------------------------     Adjusted
                                                  Operations       (1)          (2)          (3)        Balance
                                                   ---------    ---------    ---------    ---------    ---------
Net Sales......................................    $ 134,908     ($95,565)     ($2,260)        --      $  37,083
Cost of Sales .................................      101,397      (71,258)      (1,649)         (22)      28,468
                                                   ---------    ---------    ---------    ---------    ---------
  Gross profit.................................       33,511      (24,307)        (611)          22        8,615
                                                   ---------    ---------    ---------    ---------    ---------

Operating Expenses:
  Selling, warehouse, general and
      administrative expenses..................       21,182      (13,953)        (613)          90        6,706
  Depreciation and amortization expense........        1,158         (618)          (7)       (533)         --
                                                   ---------    ---------    ---------    ---------    ---------
  Total operating expenses.....................       22,340      (14,571)        (620)       (443)        6,706

  Other income.................................         (948)         331         --          --            (617)
  Amortization of excess revalued net assets
     acquired over equity .....................         --           --           --        (1,143)       (1,143)
                                                   ---------    ---------    ---------    ---------    ---------

  Total operating expenses.....................       21,392      (14,240)        (620)     (1,586)        4,946
                                                   ---------    ---------    ---------    ---------    ---------

  Operating income.............................       12,119      (10,067)           9       1,608         3,669

Interest and Financing Costs (excludes
  contractual interest)........................        1,796         (375)         --         --           1,421
                                                   ---------    ---------    ---------    ---------    ---------

   Income (Loss) before fresh-start revaluation,
         reorganization costs, taxes and
         extraordinary items ...................      10,323       (9,692)           9        1,608        2,248

Reorganization Costs............................       1,881         --            --        (1,881)        --
                                                   ---------    ---------    ---------    ---------    ---------

  Income (Loss) before taxes and
     extraordinary items .......................       8,442       (9,692)           9        3,489        2,248

Taxes...........................................         397         (363)         --          --             34
                                                   ---------    ---------    ---------    ---------    ---------

  Net Income (Loss) before extraordinary item ..       8,045       (9,329)           9        3,489        2,214

Gain on disposition of Sassco Fashions Division,
  loss on revaluation of assets pursuant to
  adoption of fresh-start reporting and
  extraordinary gain on debt discharge .........        --           --           --           --           --
                                                   ---------    ---------    ---------    ---------    ---------

   Net Income (Loss) ...........................   $   8,045      ($9,329)   $       9    $   3,489    $   2,214
                                                   =========    =========    =========    =========    =========

  Net Income (Loss) per Share of
     Common Stock - Basic......................    $    0.43                                            $   0.65
                                                   =========                                           =========

  Net Income (Loss) per Share of
     Common Stock-Fully Diluted................    $    0.43                                            $   0.67
                                                   =========                                           =========
  Weighted Average Common Shares
     Outstanding - Basic.......................   18,771,836                                           3,400,000
                                                  ==========                                           =========
  Weighted Average Common Shares
     Outstanding - Fully Diluted...............   18,771,836                                           3,862,121
                                                  ==========                                           =========

       Earnings per share on a historical basis is based on the old stock outstanding. The old stock was cancelled under the plan of reorganization and new stock was issued. Earnings per share on a pro forma basis is calculated on the new stock outstanding as of June 4, 1997.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                  (UNAUDITED)

                                                                 Twenty-Two Weeks Ended June 4, 1997
                                                   -------------------------------------------------------------
                                                                  Pro Forma Adjustments per Note 3     Pro Forma
                                                  Historical    -----------------------------------     Adjusted
                                                  Operations       (1)          (2)          (3)        Balance
                                                   ---------    ---------    ---------    ---------    ---------
Net Sales .....................................    $ 197,984    ($136,107)     ($2,808)   $    --      $  59,069
Cost of Sales .................................      147,276     (101,573)      (2,262)         (32)      43,409
                                                   ---------    ---------    ---------    ---------    ---------
   Gross profit................................       50,708      (34,534)        (546)          32       15,660
                                                   ---------    ---------    ---------    ---------    ---------

Operating Expenses:
  Selling, warehouse, general and
      administrative expenses..................       35,457      (23,665)      (1,003)         150       10,939
  Depreciation and amortization expense........        2,092       (1,079)         (40)        (973)        --
                                                   ---------    ---------    ---------    ---------    ---------
  Total operating expenses.....................       37,549      (24,744)      (1,043)        (823)      10,939

  Other income.................................       (1,196)         260         --           --           (936)
  Amortization of excess revalued net assets
     acquired over equity .....................         --           --           --         (1,905)      (1,905)
                                                   ---------    ---------    ---------    ---------    ---------

  Total operating expenses.....................       36,353      (24,484)      (1,043)      (2,728)       8,098

  Operating income.............................       14,355      (10,050)         497        2,760        7,562

Interest and Financing Costs (excludes
  contractual interest)........................        1,372         (595)        --           --            777
                                                   ---------    ---------    ---------    ---------    ---------

  Income (Loss) before fresh-start revaluation,
        reorganization costs, taxes and
        extraordinary items ...................       12,983       (9,455)         497        2,760        6,785

Reorganization Costs...........................        3,379         --             14       (3,393)        --
                                                   ---------    ---------    ---------    ---------    ---------

  Income (Loss) before taxes and
     extraordinary items .......................       9,604       (9,455)         483        6,153        6,785

Taxes...........................................         451         (343)        --           --            108
                                                   ---------    ---------    ---------    ---------    ---------

  Net Income (Loss) before extraordinary item ..       9,153       (9,112)         483        6,153        6,677

Gain on disposition of Sassco Fashions Division
  (net of $3,728 of income taxes), loss on
  revaluation of assets pursuant to adoption of
  fresh-start reporting and extraordinary gain on
  debt discharge................................     136,341      (99,810)        --        (36,531)        --
                                                   ---------    ---------    ---------    ---------    ---------

  Net Income (Loss) ............................   $ 145,494    ($108,922)   $     483     ($30,378)   $   6,677
                                                   =========    =========    =========    =========    =========

  Net Income (Loss) per Share of
     Common Stock - Basic.......................       *                                               $    1.96
                                                   =========                                           =========

  Net Income (Loss) per Share of
     Common Stock-Fully Diluted.................       *                                               $    1.73
                                                   =========                                           =========

  Weighted Average Common Shares
     Outstanding - Basic.......................       *                                                3,400,000
                                                  ==========                                           =========
  Weighted Average Common Shares
     Outstanding - Fully Diluted...............       *                                                3,862,121
                                                  ==========                                           =========

      * Earnings per share is not presented for the twenty-two weeks ended
       June 4, 1997 on a historical basis because such presentation would not be meaningful. The old stock was cancelled under the plan of reorganization and new stock was issued. Earnings per share on a pro forma basis is calculated on the new stock outstanding as of June 4,
                                      1997.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                  (UNAUDITED)

                                                                Twenty-One Weeks Ended May 25, 1996
                                                   -------------------------------------------------------------
                                                                  Pro Forma Adjustments per Note 3     Pro Forma
                                                  Historical    -----------------------------------     Adjusted
                                                  Operations       (1)          (2)          (3)        Balance
                                                   ---------    ---------    ---------    ---------    ---------
Net Sales ......................................   $ 173,452    ($127,056)     ($3,850)   $    --      $  42,546
Cost of Sales ..................................     131,981      (96,425)      (2,755)         (35)      32,766
                                                   ---------    ---------    ---------    ---------    ---------

  Gross profit..................................      41,471      (30,631)      (1,095)          35        9,780
                                                   ---------    ---------    ---------    ---------    ---------
Operating Expenses:
  Selling, warehouse, general and
      administrative expenses...................      33,934      (19,902)      (1,158)         150       13,024
  Depreciation and amortization expense ........       1,770         (674)         (15)      (1,081)        --
                                                   ---------    ---------    ---------    ---------    ---------
    Total operating expenses....................      35,704      (20,576)      (1,173)        (931)      13,024
                                                   ---------    ---------    ---------    ---------    ---------

  Other income..................................      (1,590)         372         --           --         (1,218)
  Amortization of excess revalued net assets
     acquired over equity ......................        --           --           --         (1,905)      (1,905)
                                                   ---------    ---------    ---------    ---------    ---------

  Total operating expenses......................      34,114      (20,204)      (1,173)      (2,836)       9,901
                                                   ---------    ---------    ---------    ---------    ---------

  Operating income..............................       7,357      (10,427)          78        2,871         (121)

Interest and Financing Costs (excludes
  contractual interest).........................         837         (541)        --           --            296
                                                   ---------    ---------    ---------    ---------    ---------

  Income (Loss) before fresh-start revaluation,
        reorganization costs, taxes and
        extraordinary items ....................       6,520       (9,886)          78        2,871         (417)

Reorganization Costs............................       1,560         --           --         (1,560)        --
                                                   ---------    ---------    ---------    ---------    ---------

  Income (Loss) before taxes and
     extraordinary items .......................       4,960       (9,886)          78        4,431         (417)

Taxes...........................................         435         (370)        --           --             65
                                                   ---------    ---------    ---------    ---------    ---------

  Net Income (Loss) before extraordinary item ..       4,525       (9,516)          78        4,431         (482)

Gain on disposition of Sassco Fashions Division,
  loss on revaluation of assets pursuant to
  adoption of fresh-start reporting and
  extraordinary gain on debt discharge..........        --           --           --           --           --
                                                   ---------    ---------    ---------    ---------    ---------

  Net Income (Loss).............................   $   4,525      ($9,516)   $      78    $   4,431        ($482)
                                                   =========    =========    =========    =========    =========

  Net Income (Loss) per Share of
     Common Stock - Basic.......................   $    0.24                                           ($   0.14)
                                                   =========                                           =========
  Net Income (Loss) per Share of
     Common Stock-Fully Diluted................    $    0.24                                           ($   0.12)
                                                   =========                                           =========
  Weighted Average Common Shares
     Outstanding - Basic.......................   18,771,836                                           3,400,000
                                                  ==========                                           =========
  Weighted Average Common Shares
     Outstanding - Fully Diluted...............   18,771,836                                           3,862,121
                                                  ==========                                           =========

       Earnings per share on a historical basis is based on the old stock outstanding. The old stock was cancelled under the plan of reorganization and new stock was issued. Earnings per share on a pro forma basis is calculated on the new stock outstanding as of June 4, 1997.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                  (UNAUDITED)

                                                                 Forty Weeks Ended October 4, 1997
                                                   -------------------------------------------------------------
                                                                  Pro Forma Adjustments per Note 3     Pro Forma
                                                  Historical    -----------------------------------     Adjusted
                                                  Operations       (1)          (2)          (3)        Balance
                                                   ---------    ---------    ---------    ---------    ---------
Net Sales ......................................   $ 245,081    ($136,107)     ($2,808)   $    --      $ 106,166
Cost of Sales ..................................     183,518     (101,573)      (2,262)         (32)      79,651
                                                   ---------    ---------    ---------    ---------    ---------
   Gross profit.................................      61,563      (34,534)        (546)          32       26,515
                                                   ---------    ---------    ---------    ---------    ---------

Operating Expenses:
  Selling, warehouse, general and
      administrative expenses...................      43,433      (23,665)      (1,003)         150       18,915
  Depreciation and amortization expense ........       2,095       (1,079)         (40)        (973)           3
                                                   ---------    ---------    ---------    ---------    ---------
       Total operating expenses.................      45,528      (24,744)      (1,043)        (823)      18,918

  Other income..................................      (1,658)         260         --           --         (1,398)
  Amortization of excess revalued net assets
     acquired over equity ......................      (1,524)        --           --         (1,905)      (3,429)
                                                   ---------    ---------    ---------    ---------    ---------

  Total operating expenses......................      42,346      (24,484)      (1,043)      (2,728)      14,091
                                                   ---------    ---------    ---------    ---------    ---------

  Operating income..............................      19,217      (10,050)         497        2,760       12,424

Interest and Financing Costs (excludes
  contractual interest).........................       1,584         (595)        --           --            989
                                                   ---------    ---------    ---------    ---------    ---------

  Income (Loss) before fresh-start revaluation,
        reorganization costs, taxes and
        extraordinary items ....................      17,633       (9,455)         497        2,760       11,435

Reorganization Costs............................       3,379         --             14       (3,393)        --
                                                   ---------    ---------    ---------    ---------    ---------

  Income (Loss) before taxes and
     extraordinary items .......................      14,254       (9,455)         483        6,153       11,435

Taxes...........................................         516         (343)        --           --            173
                                                   ---------    ---------    ---------    ---------    ---------

  Net Income (Loss) before extraordinary item ..      13,738       (9,112)         483        6,153       11,262

Gain on disposition of Sassco Fashions Division
  (net of $3,728 of income taxes), loss on
  revaluation of assets pursuant to adoption of
  fresh-start reporting and extraordinary gain on
  debt discharge................................     136,341      (99,810)        --        (36,531)        --
                                                   ---------    ---------    ---------    ---------    ---------

  Net Income (Loss) ............................   $ 150,079    ($108,922)   $     483     ($30,378)   $  11,262
                                                   =========    =========    =========    =========    =========

  Net Income (Loss) per Share of
     Common Stock - Basic.......................       *                                               $    3.31
                                                   =========                                           =========

  Net Income (Loss) per Share of
     Common Stock-Fully Diluted.................       *                                               $    2.91
                                                   =========                                           =========
  Weighted Average Common Shares
     Outstanding - Basic.......................       *                                                3,400,000
                                                  ==========                                           =========
  Weighted Average Common Shares
     Outstanding - Fully Diluted...............       *                                                3,866,771
                                                  ==========                                           =========

 * Earnings per share is not presented for the forty weeks ended October, 1997 on a historical basis because presentation would not be meaningful.
      The old stock was cancelled under the plan of reorganization and new stock was issued at June 4, 1997. Earnings per share on a pro forma basis is calculated on the new stock outstanding.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                  (UNAUDITED)

                                                            Thirty-Nine Weeks Ended September 28, 1996
                                                   -------------------------------------------------------------
                                                                  Pro Forma Adjustments per Note 3     Pro Forma
                                                  Historical    -----------------------------------     Adjusted
                                                  Operations       (1)          (2)          (3)        Balance
                                                   ---------    ---------    ---------    ---------    ---------
Net Sales ......................................  $  339,050    ($247,630)     ($6,713)   $    --      $  84,707
Cost of Sales ..................................     256,320     (185,753)      (4,974)         (64)      65,529
                                                   ---------    ---------    ---------    ---------    ---------

  Gross profit .................................      82,730      (61,877)      (1,739)          64       19,178
                                                   ---------    ---------    ---------    ---------    ---------

Operating Expenses:
  Selling, warehouse, general and
      administrative expenses...................      62,120      (39,049)      (1,951)         270       21,390
  Depreciation and amortization expense ........       3,266       (1,443)         (24)      (1,799)        --
                                                   ---------    ---------    ---------    ---------    ---------
    Total operating expenses....................      65,386      (40,492)      (1,975)      (1,529)      21,390

  Other income..................................      (2,759)         743         --           --         (2,016)
  Amortization of excess revalued net assets
     acquired over equity ......................        --           --           --         (3,429)      (3,429)
                                                   ---------    ---------    ---------    ---------    ---------

  Total operating expenses......................      62,627      (39,749)      (1,975)      (4,958)      15,945
                                                   ---------    ---------    ---------    ---------    ---------

  Operating income..............................      20,103      (22,128)         236        5,022        3,233

Interest and Financing Costs (excludes
  contractual interest).........................       2,837      (1,024)         --           --          1,813
                                                   ---------    ---------    ---------    ---------    ---------

  Income (Loss) before fresh-start revaluation,
        reorganization costs, taxes and
        extraordinary items ....................      17,266     (21,104)          236        5,022        1,420

Reorganization Costs............................       2,161        --            --         (2,161)        --
                                                   ---------    ---------    ---------    ---------    ---------

  Income (Loss) before taxes and
     extraordinary items .......................      15,105     (21,104)          236        7,183       1,420

Taxes...........................................       1,036        (917)         --           --           119
                                                   ---------    ---------    ---------    ---------    ---------

  Net Income (Loss) before extraordinary item ..      14,069     (20,187)          236        7,183        1,301

Gain on disposition of Sassco Fashions Division,
  loss on revaluation of assets pursuant to
  adoption of fresh-start reporting and
  extraordinary gain on debt discharge..........        --           --           --           --           --
                                                   ---------    ---------    ---------    ---------    ---------

  Net Income (Loss) ............................   $  14,069     ($20,187)   $     236    $   7,183    $   1,301
                                                   =========    =========    =========    =========    =========


  Net Income (Loss) per Share of
     Common Stock - Basic.......................   $    0.75                                           $    0.38
                                                   =========                                           =========
  Net Income (Loss) per Share of
     Common Stock-Fully Diluted................    $    0.75                                           $    0.34
                                                   =========                                           =========

  Weighted Average Common Shares
     Outstanding - Basic.......................   18,771,836                                           3,400,000
                                                  ==========                                           =========
  Weighted Average Common Shares
     Outstanding - Fully Diluted...............   18,771,836                                           3,862,121
                                                  ==========                                           =========

       Earnings per share on a historical basis is based on the old stock outstanding. The old stock was cancelled under the plan of reorganization and new stock was issued. Earnings per share on a pro forma basis is calculated on the new stock outstanding as of June 4, 1997.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



4. ACCOUNTS RECEIVABLE:

         On June 2, 1997, a wholly-owed subsidiary of the Company entered into a Factoring Agreement with The CIT Group/Commercial Services, Inc. ("CIT"). Under this agreement, CIT began purchasing the accounts receivable of the Company and will remit the proceeds received to the Company as collected. In exchange for collecting the receivables, CIT earns a factoring fee of 0.4% of receivables purchased (with a minimum charge per invoice) and assumes the credit risk in excess of $50,000 for CIT credit approved receivables.

5. INVENTORIES:

         Inventories consist of the following:
                                  October 4,       June 4,     December 28,
                                     1997           1997           1996
                                   --------       --------       --------
                                               (In thousands)

Raw materials                      $  6,332       $  8,341       $ 33,151
Work in process                       3,131          3,429          2,711
Finished goods                        7,895          7,345         68,521
                                   --------       --------       --------

   Total inventories               $ 17,358       $ 19,115       $104,383
                                   ========       ========       ========

         The balances at December 28, 1996 included the inventories related to the Sassco Fashions and Castleberry divisions which were subsequently sold.

6.  DEBT:

         On June 2, 1997, in preparation for the consummation of the Plan, a wholly- owned subsidiary of the Company entered into a two-year financing agreement (the "CIT Credit Agreement") with CIT to provide direct borrowings and the issuance of letters of credit on the Company's behalf in an aggregate amount not to exceed $30,000,000, with a sublimit on letters of credit of $20,000,000. The CIT Credit Agreement became effective on June 4, 1997 with the consummation of the Plan. Direct borrowings bear interest at prime plus 1.0% (9.5% at October 4, 1997 and June 4, 1997) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. There were no direct borrowings outstanding under the CIT Credit Agreement and approximately $7,454,000 was committed under unexpired letters of credit as of October 4, 1997.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



         The CIT Credit Agreement, as amended, contains certain reporting requirements, as well as financial and operating covenants related to capital expenditures, a minimum tangible net worth and the attainment of a current assets to current liabilities ratio, an interest to earnings ratio and minimum earnings. As collateral for borrowings under the CIT Credit Agreement, the Company has granted to CIT a security interest in substantially all of its assets. In addition, the CIT Credit Agreement contains certain restrictive covenants, including limitations on the incurrence of additional liens and indebtedness and a prohibition on paying dividends. The Company is currently in compliance with all requirements contained in the CIT Credit Agreement.

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

         The FNBB Credit Agreement provided for post-petition direct borrowings and the issuance of letters of credit on the Debtors' behalf in an aggregate amount not to exceed $60,000,000. Beginning January 1, 1997, the sublimit on the revolving line of credit was $20,000,000 and the sublimit for letters of credit was $50,000,000.

         There were no direct borrowings outstanding under the FNBB Credit Agreement and approximately $22,195,000 and $32,169,000 was committed under unexpired letters of credit as of June 4, 1997 and December 28, 1996, respectively (see Note 6 of Notes to Consolidated Financial Statements in the 1996 Form 10-K). There were no unexpired letters of credit outstanding under the FNBB Credit Agreement at October 4, 1997.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



         Interest on direct borrowings was charged at prime plus 1.5% (10.00% at June 4, 1997 and 9.75% at December 28, 1996) and the FNBB Credit Agreement required a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. The FNBB Credit Agreement, as amended, contained certain reporting requirements, as well as financial and operating covenants through December 28, 1996 related to minimum and maximum inventory levels, capital expenditures and attainment of minimum earnings before reorganization, interest, taxes and depreciation and amortization. As collateral for borrowings under the FNBB Credit Agreement, the Company had granted to FNBB and BABC a security interest in substantially all assets of the Company. In addition, the FNBB Credit Agreement contained certain restrictive covenants, including limitations on the incurrence of additional liens and indebtedness and a prohibition on paying dividends.

         In accordance with the Plan, the remaining Liabilities subject to compromise were discharged and the Company recognized a gain of $63,541,000, which is reflected as an Extraordinary gain on debt discharge in the consolidated statement of operations for the twenty-two weeks ended June 4, 1997.

7. INCOME TAXES:

         The provision for state and foreign income taxes is $65,000 and $45,000 for the eighteen and thirteen weeks ended October 4, 1997, respectively. Federal income taxes for the eighteen and thirteen weeks ended October 4, 1997 (the post-consummation period) are primarily offset by the utilization of net operating loss carryforwards, which are limited to approximately $750,000 in 1997, and deductions available for tax purposes. Although there is no Federal income tax provision currently recognizable on the pre-consummation earnings due to existing net operating loss carryforwards and no Federal income tax benefit currently recognizable, the Company provided $3,728,000 for federal and state income taxes based on the alternative minimum tax regulations for the twenty-two weeks ended June 4, 1997 related to the gain on the sale of the Sassco Fashions division. These taxes are reflected net of the gain shown in the statement of operations for the twenty-two weeks ended June 4, 1997. For the twenty-two weeks ended June 4, 1997, the Company recognized $451,000 for state and foreign income taxes.

8.  COMMITMENTS AND CONTINGENCIES:

         As discussed in Notes 1 and 2, on the Filing Dates the Company and several of its subsidiaries filed voluntary petitions in the Bankruptcy Court under chapter 11 of the Bankruptcy Code. All civil litigation commenced against the Company and those referenced subsidiaries prior to that date had been stayed under the Bankruptcy Code. By an order dated April 21, 1997 (the "Confirmation Order"), the Bankruptcy Court confirmed the Plan. The Plan was consummated on June 4, 1997.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         The Confirmation Order, inter alia, dismissed with prejudice all pending litigation, and released all claims that could have been brought in litigation. Both prior to and subsequent to the Filing Dates, various class action suits were commenced on behalf of certain prior stockholders of the Company. Any claims against the Company arising out of these suits were discharged as part of, and in accordance with the terms of, the Plan. Accordingly, whatever the eventual outcome of these cases, there can be no material financial impact on the Company based on the terms of the Plan.

         In addition to, and concurrent with, the proceedings in the Bankruptcy Court, the Company is involved in or settled during third quarter of 1997 the following legal proceedings of significance:

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

         In February 1993, the United States Attorney for the Middle District of Pennsylvania issued a Grand Jury Subpoena seeking the production of documents as a result of the Company's announcement of accounting irregularities. In 1994, Donald F. Kenia, former Controller of the Company, was indicted by a Federal Grand Jury in the Middle District of Pennsylvania and pleaded guilty to the crime of securities fraud in connection with the accounting irregularities. On or about October 29, 1996, Paul F. Polishan, former Senior Vice President and Chief Financial Officer of the Company, was indicted by the federal grand jury in the Middle District of Pennsylvania for actions relating to the accounting irregularities.

         In March 1993, a stockholder derivative action entitled "Isidore Langer, derivatively on behalf of The Leslie Fay Companies, Inc. v. John J. Pomerantz et al." (the "Derivative Action") was instituted in the Supreme Court of the State of New York, County of New York, against certain officers and directors of the Company and its then auditors. This complaint alleges that the defendants knew or should have known material facts relating to the sales and earnings of the Company which they failed to disclose. The time to answer, move or otherwise respond to the complaint has not yet expired. The plaintiff seeks an unspecified amount of monetary damages, together with interest thereon, and costs and expenses incurred in the action, including reasonable attorneys' and experts' fees. The Company cannot presently determine the ultimate outcome of this litigation, but believes that it should not have any unfavorable impact on the financial statements. Pursuant to the Plan, a Derivative Action Board, comprised of three Persons or Entities nominated by the Creditors' Committee and appointed by the Bankruptcy Court, shall determine whether to prosecute, compromise and settle or discontinue the Derivative Action.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         On February 23, 1996, Albert Nipon and American Pop Marketing Group, Inc. commenced an action against the Company in the United States Bankruptcy Court, Southern District of New York seeking, inter alia, a declaratory judgment with respect to the use of the Company's "Albert Nipon" trademark and tradename. The Company has asserted counter claims. Upon a record of stipulated facts and submissions of memorandum of law, an oral argument on this matter was heard on May 9, 1997. This matter is still pending before the Court.

9. STOCKHOLDERS' EQUITY:

         As  provided  under  the  Plan,  the  authorized  common  stock  of the reorganized Company consisted of 3,500,000 shares of common stock with a par value $.01 per share. In November 1997, pursuant to the authority granted the Company by the Confirmation Order of the Bankruptcy Court, the Company amended its Certificate of Incorporation to increase its authorized common stock to 9,500,000 shares.. At June 4, 1997, 3,400,000 shares were issued and outstanding and were being held by the plan administrator in trust. In July 1997, 2,686,000 (79%) of the shares were distributed. The remaining twenty-one (21%) percent is being held back pending the resolution of certain disputed claims before the Bankruptcy Court. A hearing on this litigation has been scheduled for the first quarter of 1998. The then outstanding common stock was extinguished at June 4, 1997 and the holders thereof did not retain or receive any value for their equity interest.

         In addition, 500,000 shares of Preferred Stock of the reorganized Company were authorized at June 4, 1997 with a par value of $.01. None of such shares have been issued.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


10. STOCK OPTION PLAN:

         The Company has adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" effective as of the Consummation Date. Under SFAS No. 128, the presentation of both Basic and Dilutive Earnings per Share is required on the Income Statement. Pursuant to the Plan, the Company is authorized to grant up to 2,000,000 stock options and on June 4,1997 granted 412,121 stock options to certain senior management equal to ten (10%) percent of the reorganized Company's common stock outstanding (assuming the exercise of all options), one-third of which will vest on each of the first three anniversaries of the Consummation Date. In addition, each outside director of the Company at June 4, 1997 was granted 10,000 stock options for a total of 50,000 options. These options may be exercised for $6.18 per share. Additional options of another two and one-half (2.5%) to seven and one-half (7.5%) percent of common stock (a maximum of 309,091 options) shall be granted to certain senior management upon the occurrence of certain specified transactions whereby the imputed enterprise value of the Company exceeds a minimum of $37,500,000 (this amount increases at each one year anniversary date (June 4th) of the consummation of the Plan until the year 2000). The exercise of these options would create the issuance of additional stock.

         In addition, on September 22, 1997, the Board also authorized 36,500 stock options be granted to employees of the Company, which are exercisable at $11.50 per share.

         The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" effective as of the Consummation Date. Under SFAS No. 123, the Company has recorded $120,000 and $90,000 of non-cash compensation expense included in Selling, warehouse, general and administrative expenses for the eighteen and thirteen weeks ended October 4, 1997, respectively. This amount is offset as an adjustment to Capital in excess of par value in the consolidated balance sheet at October 4, 1997.

11. OTHER EVENTS:

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

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(a)  RESULTS OF  OPERATIONS

EIGHTEEN WEEKS ENDED OCTOBER 4, 1997 AS COMPARED TO
         EIGHTEEN WEEKS ENDED SEPTEMBER 28, 1996

         The Company recorded net sales of $47,097,000 for the eighteen weeks ended October 4, 1997, compared with $165,598,000 for the eighteen weeks ended September 28, 1996, a net decrease of $118,501,000, or 71.6%. The primary factor contributing to this decrease was the sale of the Sassco Fashions and Castleberry divisions, which generated $120,574,000 and $2,863,000, respectively, in net sales for the eighteen weeks ended September 28, 1996. On a comparable basis, after excluding the effect of the above mentioned businesses, the remaining businesses had a net sales increase of $4,936,000, or 11.7%, for the eighteen weeks ended October 4, 1997 as compared to the eighteen weeks ended September 28, 1996, primarily due to the increased volume of its Dress division. Other than a decrease of $2,163,000 related to discontinuing its Outlander labels, sales of the Sportswear division remained stable.

         Gross profit for the eighteen weeks ended October 4, 1997 was 23.0% of net sales compared with 24.9% for the eighteen weeks ended September 28, 1996 (a decrease of $30,404,000). The Sassco Fashions and Castleberry divisions generated $31,246,000 and $644,000, respectively, in gross profit for the eighteen weeks ended September 28, 1996. These product lines have higher gross profit margins in the third quarter than the remaining businesses. The comparable remaining businesses increased gross profit by $1,486,000 for the eighteen weeks ended October 4, 1997 versus the prior year and the gross margin increased to 23.0% from 22.2%. Increased volume and better initial pricing in the Dress division offset the reduced gross margins of the Sportswear divisions as the Company reduced its initial markup to maintain market share.

         Selling, warehouse, general and administrative expenses were 16.9% and 17.0% for the eighteen weeks ended October 4, 1997 and September 28, 1996, respectively. After excluding the costs associated with the divisions sold, the comparable remaining businesses had expenses of 19.6% for the eighteen weeks ended September 28, 1996. The decrease in the comparable percentage is a result of the additional sales volume during the eighteen weeks ended October 4, 1997 while continuing to reduce overhead expenses related to downsizing.

         Other income was ($462,000) and ($1,169,000) for the eighteen weeks ended October 4, 1997 and September 28, 1996, respectively. The decrease is primarily due to the licensing revenues related to tradenames which were spun-off with the Sassco Fashions division and the expiration of certain licensing agreements which were not renewed.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         Depreciation and amortization expense for the eighteen weeks ended October 4, 1997 was $3,000 due to the write-off of fixed assets at June 4, 1997 under fresh-start reporting. In addition, the Company realized income of
$1,524,000 from amortization of the excess revalued net assets acquired over equity (see Note 2). Depreciation and amortization expense for the eighteen weeks ended September 28, 1996 consisted of depreciation on fixed assets of $1,108,000, including $562,000 related to divisions sold and amortization of the excess purchase price over net assets acquired of $388,000, including $216,000 of amortization related to the divisions sold. This amortization expense related to the leveraged buyout of The Leslie Fay Company on June 28, 1984.

         Interest expense, net and financing costs were $212,000 and $2,000,000 for the eighteen weeks ended October 4, 1997 and September 28, 1996, respectively. The financing fees under the new CIT Credit Agreement were offset by income earned on the cash invested for the eighteen weeks ended October 4, 1997. The financing fees incurred were significantly below those incurred during the eighteen weeks ended September 28, 1996 due to the higher line needed to finance the operations of Sassco Fashions and Castleberry. In addition, the Company maintained a higher average cash balance during the period and earned additional interest income compared to interest expense on borrowings in the prior year, up to a maximum of $28,672,000, to fund the inventory build-up of the sold divisions in the third quarter .

         The provision for state and foreign income taxes was $65,000 and $601,000 for the eighteen weeks ended October 4, 1997 and September 28, 1996, respectively. The charge in 1996 relates primarily to foreign taxes on a subsidiary of the Sassco Fashions division.

THIRTEEN WEEKS ENDED OCTOBER 4, 1997 AS COMPARED TO
         THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996

         The Company recorded net sales of $41,562,000 for the thirteen weeks ended October 4, 1997, compared with $134,908,000 for the thirteen weeks ended September 28, 1996, a net decrease of $93,344,000, or 69.2%. The primary factor contributing to this decrease was the sale of the Sassco Fashions and Castleberry divisions, which generated $95,565,000 and $2,260,000, respectively, in net sales for the thirteen weeks ended September 28, 1996. On a comparable basis, after excluding the effect of the above mentioned businesses, the remaining businesses had a net sales increase of $4,479,000, or 12.1%, for the thirteen weeks ended October 4, 1997 as compared to the thirteen weeks ended September 28, 1996, primarily due to the increased volume of its Dress division. Other than a decrease of $1,675,000 related to discontinuing its Outlander labels, sales of the Sportswear division remained stable.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         Gross profit for the thirteen weeks ended October 4, 1997 was 23.4% of net sales compared with 24.8% for the thirteen weeks ended September 28, 1996 (a decrease of $23,781,000). The Sassco Fashions and Castleberry divisions generated $24,307,000 and $611,000, respectively, in gross profit for the thirteen weeks ended September 28, 1996. These product lines have higher gross profit margins in the third quarter than the remaining businesses. The comparable remaining businesses increased gross profit by $1,137,000 for the thirteen weeks ended October 4, 1997 versus the prior year and the gross margin increased to 23.4% from 23.2%. Increased volume and better initial pricing in the Dress division offset the reduced gross margins of the Sportswear divisions as the Company reduced its initial markup to maintain market share.

         Selling, warehouse, general and administrative expenses were 15.3% and 15.7% for the thirteen weeks ended October 4, 1997 and September 28, 1996, respectively. After excluding the costs associated with the divisions sold, the comparable remaining business had expenses of 17.8% for the thirteen weeks ended September 28, 1996. The decrease in the comparable percentage is a result of the additional sales volume during the thirteen weeks ended October 4, 1997 while continuing to reduce overhead expenses related to downsizing.

         Other income was ($344,000) and ($948,000) for the thirteen weeks ended October 4, 1997 and September 28, 1996, respectively. The decrease is primarily due to the licensing revenues related to tradenames which were spun-off with the Sassco Fashions division and the expiration of certain licensing agreements which were not renewed.

         Depreciation and amortization expense for the thirteen weeks ended October 4, 1997 was $3,000 due to the write-off of fixed assets at June 4, 1997 under fresh-start reporting. In addition, the Company realized income of
$1,143,000 from amortization of the excess revalued net assets acquired over equity (see Note 2). Depreciation and amortization expense for the thirteen weeks ended September 28, 1996 consisted of depreciation on fixed assets of $867,000, including $462,000 related to divisions sold and amortization of the excess purchase price over net assets acquired of $291,000, including $163,000 of amortization related to the divisions sold. This amortization expense related to the leveraged buyout of The Leslie Fay Company on June 28, 1984.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         Interest expense, net and financing costs were $314,000 and $1,796,000 for the thirteen weeks ended October 4, 1997 and September 28, 1996, respectively. The financing fees under the new CIT Credit Agreement were offset by income earned on the cash invested for the thirteen weeks ended October 4, 1997. The financing fees incurred were significantly below those incurred during the thirteen weeks ended September 28, 1996 due to the higher line needed to finance the operations of Sassco Fashions and Castleberry. In addition, the Company maintained a higher average cash balance during the period and earned additional interest income compared to interest expense on borrowings in the prior year, up to a maximum of $28,672,000, to fund the inventory build-up of the sold divisions in the third quarter.

         The provision for state and foreign income taxes was $45,000 and $397,000 for the thirteen weeks ended October 4, 1997 and September 28, 1996, respectively. The charge in 1996 relates primarily to foreign taxes on a subsidiary of the Sassco Fashions division.

TWENTY-TWO WEEKS ENDED JUNE 4, 1997 AS COMPARED TO
         TWENTY-ONE WEEKS ENDED MAY 25, 1996

         The Company recorded net sales of $197,984,000 for the twenty-two weeks ended June 4, 1997, compared with $173,452,000 for the twenty-one weeks ended May 25, 1996, a net increase of $24,532,000, or 14.1%. The additional week accounted for $10,084,000 of the net sales increase. Additionally, in 1996, the Sassco Fashions division began shipping a new product line under the Nina Charles label and opened additional retail stores over the preceding 17 months, for a total of 45 stores in operation at June 4, 1997. These new businesses achieved a net sales volume of $17,843,000 for the twenty-two weeks ended June 4, 1997, or $11,379,000 more than the twenty-one weeks ended May 25, 1996. On a comparable basis, after excluding the effect of the above mentioned additional week and new businesses, the Sassco Fashions division had a net sales decrease of $8,430,000, or 7.0% for the twenty-two weeks ended June 4, 1997, compared with the twenty-one weeks ended May 25, 1996. This was primarily a result of reducing its production in 1997 to limit additional clearance markdowns. The remaining Leslie Fay businesses accounted for an increase of $12,720,000, or 29.3%, primarily due to increased volume for its Dress division. The net sales of the Castleberry division declined by $1,220,000.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


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

         Selling, warehouse, general and administrative expenses for twenty-two weeks ended June 4, 1997 decreased to 17.9% of net sales compared with 19.6% for the twenty-one weeks ended May 25, 1996. The percentage decrease is primarily due to the additional sales volume generated in the twenty-two weeks ended June 4, 1997 versus the twenty-one weeks ended May 25, 1996, without a corresponding increase in expense. For the period, expenses increased $1,523,000 over the prior year. Sassco Fashions expenses increased $3,763,000, of which $1,100,000 is related to the extra week and the remainder is due to the additional product lines and retail stores opened. The Leslie Fay business reduced expenses by $2,085,000 or 16.0% below the prior year. This decrease was offset by approximately $483,000 of expenses incurred in the extra week. The Castleberry division decreased expenses by approximately $155,000 or 13.4% below the comparable period in 1996 due to its reduced volume.

         Depreciation and amortization expense for the twenty-two weeks ended June 4, 1997 was $2,092,000, including $ 1,619,000 of depreciation on fixed assets prior to their write-off at June 4, 1997 under fresh-start reporting and $473,000 of amortization of the excess purchase price over net assets acquired. Depreciation and amortization expense for the twenty-one weeks ended May 25, 1996 was $1,770,000, including $1,287,000 of depreciation on fixed assets and $483,000 of amortization of the excess purchase price over net assets acquired. The amortization expense relates principally to the leveraged buyout of The Leslie Fay Company on June 28, 1984.

         Other income was $1,196,000 and $1,590,000 for the twenty-two and twenty-one weeks ended June 4, 1997 and May 25, 1996, respectively. The decrease is primarily due to the expiration of certain licensing agreements which were not renewed

         Interest and financing costs increased to $1,372,000 for the twenty-two weeks ended June 4, 1997 compared to $837,000 for the twenty-one weeks ended May 25, 1996. The increase is due primarily to the fee to finance the accounts receivable of the Sassco Fashions Division under an agreement begun in February 1996.

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

(b)  LIQUIDITY AND CAPITAL RESOURCES

         On June 2, 1997, the Company obtained $30,000,000 of post-emergence financing (see Note 5), which became effective with the consummation of the Plan on June 4, 1997. The CIT Credit Agreement provides a working capital facility commitment of $30,000,000, including a $20,000,000 sublimit on letters of credit. As of November 1, 1997, there were no borrowings under the revolving line of credit and the Company was utilizing approximately $7,298,000 of the CIT Credit Agreement for the letters of credit.

         At October 4, 1997, there were no cash borrowings outstanding under the CIT Credit Agreement, and cash and cash equivalents amounted to $10,907,000. Of this amount, $3,465,000 will be used to pay remaining administrative claims as defined in the Plan. Working capital increased $2,514,000, to $41,566,000 for the eighteen weeks ended October 4, 1997. The primary changes in the components of working capital were a increase in accounts receivable of $13,239,000, a decrease in inventories of $1,757,000, an increase of $3,083,000 in prepaid expenses and other current assets and the payment of obligations and administrative claims as directed by the Plan of $17,059,000. Accounts receivable increased due to historically large third quarter shipments. Inventories sold in the eighteen weeks were mostly offset by new inventory purchases in the same period. Other current assets increased as the Company invested $3,056,000 in a 1 Year US Treasury Note maturing on June 30, 1998, the proceeds from which will be used to pay administrative claims.

         For the thirteen weeks ended October 4, 1997, working capital increased $3,229,000, to $41,566,000. The primary changes in the components of working capital were a increase in accounts receivable of $18,318,000, a decrease in inventories of $5,602,000 and the payment of obligations and administrative claims as directed by the Plan of $16,519,000. Accounts receivable increased due to historically large third quarter shipments. Inventories decreased as the third quarter shipments were only partially offset by new inventory purchases.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         At June 4, 1997, there were no cash borrowings outstanding under the CIT Credit Agreement, and cash and cash equivalents amounted to $41,080,000. Of this amount, $23,580,000 will be used to pay administrative claims as defined in the Plan. The Company's working capital decreased $111,940,000, to $37,463,000 for the twenty two weeks ended June 4, 1997. The sale of the Sassco Fashions and Castleberry divisions generated a decrease in working capital of $99,810,000 and the reclass to current liabilities of the priority claims required to be paid subsequent to Consummation Date decreased working capital further by $8,649,000. Cash flow generated from the Sassco Fashions and Castleberry divisions was $34,295,000 and $690,000, respectively. The primary changes in the remaining components of working capital were an increase in cash and cash equivalents of $19,103,000, an increase in accounts receivable of $1,248,000, a decrease in inventories of $25,538,000, a decrease of $4,167,000 in accounts payable, accrued expenses and other current liabilities and an increase in accrued reorganization expenses of $3,379,000. Spring 1997 and excess Fall 1996 Sassco Fashions' inventories on hand at year-end were sold during the first part of 1997.

         Although, the Company's results of operations indicated an Operating income of $14,355,000 for the twenty-two weeks and $4,862,000 for the eighteen weeks ended October 4, 1997, these results are not necessarily indicative of results for an entire year. Due to the seasonality of the business and the sale of the Sassco Fashions division, the Company anticipates a loss in the fourth quarter.

         Capital expenditures were $378,000 for the eighteen weeks ended October 4, 1997 and $3,730,000 for the twenty-two weeks ended June 4, 1997. Capital expenditures are expected to be $4,866,000 for the fiscal year 1997, including $3,152,000 of expenditures related to the Sassco Fashions Division. The anticipated capital expenditures of $758,000 for the remainder of the year are primarily related to improvements in management information systems. The Company believes that its financing arrangements and anticipated level of internally generated funds will be sufficient to finance its capital spending during 1997.

         Other than the capital expenditures described above, no other long-term investment or financing activities are anticipated throughout the remainder of 1997. The Company is currently prohibited from paying cash dividends under its CIT Credit Agreement and has no plans to pay cash dividends in the foreseeable future.

         A number of statements contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include, but are not limited to, the uncertainty of potential manufacturing difficulties, the dependence on key personnel, the possible impact of competitive products and pricing, the Company's continued ability to finance its operations, general economic conditions and the achievement and maintenance of profitable operations and positive cash flow.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


PART II  -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
-------    ------------------

         The Company has previously reported the proceedings under chapter 11 of the Bankruptcy Code and other pending legal proceedings in Item 3. - "Legal Proceedings" in the 1996 Form l0-K. The Company's Plan of Reorganization was approved by the creditors and on April 21, 1997, the Bankruptcy Court confirmed the Plan. On June 4, 1997, the Plan was consummated and the Company no longer operates under chapter 11. For information concerning legal proceedings at the end of the third quarter of 1997, reference is made to Note 8 of the Notes to Consolidated Financial Statements contained herein.

         No other legal proceedings were terminated during the third quarter of 1997 or thereafter, other than ordinary routine litigation incidental to the business of the Company.

ITEM 2.    CHANGES IN SECURITIES.
-------    ----------------------

         Pursuant to the Plan of Reorganization, all theretofore outstanding shares of Common Stock, $1.00 par value, were canceled. The Company filed an Amended and Restated Certificate of Incorporation (the "Amended Certificate") authorizing the issuance of 3,500,000 shares of common stock, par value $.01 per share, and 500,000 shares of preferred stock, par value of $.01 per share. In November 1997, pursuant to the authority granted the Company by the Confirmation Order of the Bankruptcy Court, the Company amended its Certificate of Incorporation to increase its authorized common stock to 9,500,000 shares. Each share of common stock has one vote in connection with any matter presented to shareholders. The common stock has no cumulative voting rights, pre-emptive rights or sinking fund provisions. The Amended Certificate provides that a Business Combination with an Interested Stockholder (as said terms are defined therein) must be approved by the affirmative vote of the holders of at least 80% of the outstanding voting stock including the affirmative vote of the holders of at least 80% of the voting stock not owned by the Interested Stockholder or any Affiliate thereof. Such provisions do not apply in the event the Business Combination has been approved by a majority of the Continuing Directors or if the consideration paid in the combination meets certain provisions as more particularly set forth in the Amended Certificate. The CIT Credit Agreement contains a prohibition on the payment of cash dividends (see Note 6).

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         On June 4, 1997, in connection with the consummation of the Plan of Reorganization, the Company issued to its creditors 3,400,000 shares of its common stock in cancellation of all obligations to such creditors by the Company. The certificates evidencing such shares were actually delivered in July 1997. An aggregate of $88,784,000 of indebtedness was canceled by the Registrant in consideration for such stock. The shares were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of the provisions of Section 3(a)(10) thereof.

         In addition, the Company granted options to purchase an aggregate of 412,121 shares to five executives and options to purchase 50,000 shares to non-employee directors at June 4, 1997, all exercisable at $6.18 per share. Additional stock options to purchase 36,500 common shares, exercisable at $11.50 per share, were granted to employees on September 22, 1997. The granting of such options was exempt from registration under the Securities Act by virtue of the provisions of Section 4(2) thereof.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
-------    --------------------------------

                  None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------    ----------------------------------------------------

                  None.

ITEM 5.    OTHER INFORMATION.
-------    ------------------

                  None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
-------    ---------------------------------

            a)  Exhibits

                Exhibits are set forth on the "Index to Exhibits" on page 38 hereof.

            b)  Reports on Form 8-K

                Since the end of the second quarter of fiscal 1997, the Company filed current reports on Form 8-K dated August 27, 1997 and September 24, 1997, each reporting on item 5, as well as an Amendment on Form 8-K/A filed on September 8, 1997, reporting on Items 5 and 7, to the current report on Form 8-K dated June 4, 1997. The Form 8-K/A contained a pro forma consolidated balance sheet as of June 4, 1997 and pro forma consolidated statements of operations for the twenty-two weeks ended June 4, 1997 and the fifty-two weeks ended December 28, 1996 and December 29, 1995. The August 27, 1997 Form 8-K contained condensed consolidated pro forma statements of operations for the twenty-seven and thirteen weeks ended July 5, 1997 and twenty-six and thirteen weeks ended June 29, 1996 as well as certain balance sheet data as of July 5, 1997.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1997                         The Leslie Fay Company, Inc.
                                                 ----------------------------
                                                          (Company)




                                                 By: /s/ Warren T. Wishart
                                                   -------------------------
                                                     Warren T. Wishart
                                                     Secretary and Chief
                                                     Financial Officer

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



                                INDEX TO EXHIBITS
                                -----------------




Exhibit No.                Description
-----------                -----------

     1 Amendment to Restated Certificate of Incorporation of The Leslie Fay Company, Inc.

  10.2(c) Employment Agreement dated as of June 4, 1997 between The Leslie Fay Company, Inc. and Warren T. Wishart.

  10.2(d) Employment Agreement dated as of June 4, 1997 between The Leslie Fay Company, Inc. and Dominick Felicetti.

  10.2(e)        Employment  Agreement  dated as of June 4, 1997  between
                 The   Leslie   Fay   Company,    Inc.   and    Catharine
                 Bandel-Wirtshafter.

    27           Financial Data Schedule