Form 10-K
period 1998-01-03
FAY LESLIE COMPANIES INC
filed 1998-04-03
CIK 796226

================================================================================



                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Annual Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JANUARY 3, 1998             COMMISSION FILE NO. 1-9196

                          THE LESLIE FAY COMPANY, INC.


           DELAWARE                                              13-3197085
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

            1412 BROADWAY
          NEW YORK, NEW YORK                                       10018
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 221-4000

              SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

                                      None

              SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

                           Common Stock, .01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein. [_]

The aggregate market value of the voting stock (based on the average bid and asked prices of such stock) held by non-affiliates of the registrant at March 27, 1998 was approximately $31,800,000.

There were 3,400,000 shares of Common Stock outstanding at March 27, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                      None

================================================================================

                                     PART I

ITEM 1.  BUSINESS.
-------  ---------

           The Company is engaged principally in the design, arranging for the manufacture and sale of diversified lines of moderately priced women's dresses and sportswear. The Company's products focus on career clothing, cover a broad retail price range and offer the consumer a wide selection of styles, fabrics and colors suitable for different ages, sizes and fashion preferences. The Company believes that it is among the major producers of moderate-price dresses and sportswear, and that it is considered one of the major resources to retailers of such products. The Leslie Fay business has been in continuous operation as an apparel company since 1947.

           The Company's business is seasonal in nature, with sales being greatest in the first and third quarters. Accordingly, the inventory purchase levels are highest during the second and fourth quarters.

REORGANIZATION UNDER CHAPTER 11

           On April 5, 1993 (the "Filing Date"), The Leslie Fay Companies, Inc. ("Leslie Fay") and certain of its wholly-owned subsidiaries (collectively, the "Debtors") filed a voluntary petition under chapter 11 of the Bankruptcy Code (the "Bankruptcy Code"). On November 15, 1995, certain other wholly-owned subsidiaries of Leslie Fay (collectively, the "Retail Debtors") filed voluntary petitions under chapter 11 of the Bankruptcy Code. From their respective filing dates until June 4, 1997, the Debtors and the Retail Debtors operated or liquidated their businesses, as applicable, as debtors in possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").

           On October 31, 1995, the Debtors and the Committee of Unsecured Creditors (the "Creditors Committee") filed a Joint Plan of Reorganization (as subsequently amended, the "Plan") pursuant to chapter 11 of the Bankruptcy Code. On December 5, 1996, the Debtors filed a Disclosure Statement for the Amended Joint Plan of Reorganization pursuant to chapter 11 of the Bankruptcy Code (as subsequently amended, the "Disclosure Statement"). The Debtors obtained Bankruptcy Court approval of the Disclosure Statement on February 28, 1997. The Plan was approved by the Debtors' creditors, and on April 21, 1997 the Bankruptcy Court confirmed the Plan.

           On June 4, 1997 (the "Consummation Date"), the Plan was consummated by the Company by 1) transferring the equity interest in both the Company and Sassco Fashions, ltd. ("Sassco"), which has since changed its name to Kasper A.S.L., Ltd., to its creditors in exchange for relief from an aggregate amount of claims estimated at $338,000,000; 2) assigning to certain creditors the ownership rights to notes aggregating $110,000,000 payable by Sassco; and 3) transferring the assets and liabilities of the Company's Sassco Fashions product line (as more particularly described below) to Sassco and the assets and liabilities of its Dress and Sportswear product lines to three wholly-owned subsidiaries of the Company. The Company retained approximately $41,080,000 in cash, of which $23,580,000 has been or will be used to pay administrative claims as defined in the Plan. The assets and liabilities of the Sassco Fashions line transferred to Sassco included cash ($10,963,000), accounts receivable, inventory, property, plant and equipment, other assets (including the trade name Albert Nipon), accounts payable, accrued expenses and other liabilities related to the Sassco Fashions line. In addition, the Company transferred to Sassco its 100% equity interest in several subsidiaries associated with the Sassco Fashions line. As provided in the Plan, the creditors of the Company became the stockholders of Sassco and of the reorganized Company. To effectuate this, the Company issued approximately seventy-nine (79%) percent of its 3,400,000 new shares of Common Stock to its creditors in July 1997. The remaining twenty-one (21%) percent is being held for the benefit of its creditors pending the resolution of certain litigation before the Bankruptcy Court. The existing stockholders of the Company at June 4, 1997 did not retain or receive any value for their equity interest in the Company, which was canceled.

           The gain on the disposition of the assets and liabilities of the Sassco Fashions product line is a taxable event and a substantial portion of the net operating loss carryforward available to the Company at December 28, 1996 was utilized to offset a significant portion of the taxes recognized on this transaction.

PRODUCTS

           During 1997, 1996 and 1995, respectively, dresses accounted for approximately 57%, 43% and 41% of the Company's net sales (exclusive of the Sassco Fashions and Castleberry product lines and other lines sold or closed during such years [the "Sold Product Lines"]); and sportswear accounted for 43%, 57% and 59%, respectively. During 1998, dresses are expected to account for approximately 63% of total sales with sportswear expected to account for the remaining 37%.

           DRESS PRODUCT LINE. This line sells moderately priced one and two piece dresses, pant dresses and pant dresses with coordinated jackets under the "Leslie Fay", "Leslie Fay Petite", "Leslie Fay Women" and "Leslie Fay Women's Petites" labels. The line's products are offered in petite, misses and large sizes.

           SPORTSWEAR PRODUCT LINE. This line markets moderately priced coordinated sportswear and related separates under the "Leslie Fay Sportswear", "Leslie Fay Sportswear Petite", "Leslie Fay Sportswear Woman" and "Joan Leslie" labels. The line's products include skirts, blouses, sweaters, pants and jackets which are related in color and material and are intended to be sold as coordinated outfits. The line's products are offered in petite, misses and large sizes. This line also offered contemporary knitted sportswear, including knitted separates and dresses under the "Outlander", "Outlander Studio", "Outlander Petite" and "Outlander Woman" labels, styled to appeal to women of a wide range of ages and available in misses, petite and large sizes. These labels were discontinued in the Fall of 1997.

           For the  Spring of 1998,  the  Company  is  introducing  a new label:
Haberdashery, which represents a ready-to-wear sportswear product line.

DESIGN

           The styles that are produced under the names used by the Company are created by the Company's fashion designers or stylists. The Company has its own designers and in some instances utilizes separate design staffs for different products within a particular line. The design staff of a line meets regularly with representatives of the line's merchandising, production and sales staff to review the status of each collection and to discuss adjustments which may be necessary in line composition, fabric selection, construction and product mix.

           The Company's Dress and Sportswear product lines generally offer four or five seasonal lines: Spring, Summer, Fall I, Fall II and Holiday. These seasonal lines are typically offered by the Company in ten to twelve week selling periods.

TRADEMARKS AND LICENSES

           The labels used by the Company are registered trademarks, all of which are owned by the Company. The Company considers its trademarks and license agreements to have significant value in the marketing of its products. The Company has licensed certain of its names and trademarks to various companies for their use in connection with the manufacture and distribution of their respective products.

MARKETS AND DISTRIBUTION

           The Company's products were sold during 1997 principally to department and specialty stores located throughout the United States. Excluding the sales of the Sold Product Lines, during 1997, 1996 and 1995 the Company's Dress and Sportswear lines' products were sold to 788, 857 and 1,785 customers, respectively. Management believes that the decline in the number of customers is primarily attributable to the Company's chapter 11 filing. Dillard's Department Stores, Inc. accounted for 33%, 35% and 24% and JC Penney accounted for 12%, 19% and 28% of the Company's dress and sportswear sales during the respective periods. No other customer accounted for as much as 10% of the Company's dress and sportswear sales during these three years. The Company believes that the loss of Dillard's Department Stores, Inc. or JC Penney would have a material adverse effect on its operations.

           Each line maintains its own employee and commission sales force and exhibits its products in its principal showroom in New York City and additional showrooms in Dallas, Texas and Atlanta, Georgia. The Sportswear line currently has an employee sales force consisting of 3 persons in Dallas and 5 in New York. The Dress line has 8 salespeople, all based in New York. For further discussion, see "Properties" below. While in some instances the Company's lines compete with each other, as a practical matter, such competition is limited because of the differences in products, price points and market segments.

           To most effectively reach its ultimate consumers, the Company assists retailers in merchandising and marketing the Company's products. The Company promotes its products through special in-store events, as well as through various sales, promotions and cooperative advertising.

           The  Company's   products  are  sold  under  brand  names  which  are
advertised and promoted in national magazines and trade publications.

MANUFACTURING

           Apparel sold by the Company is produced in accordance with its designs, specifications and production schedules. Almost all of such apparel is produced by a large number of independent contractors located domestically and abroad. In 1997, excluding the Sold Product Lines, products representing approximately 84% of dress and sportswear sales were produced abroad and imported into the United States from the Caribbean Basin countries of Guatemala and El Salvador and selected contractors in the Far Eastern countries of Taiwan, South Korea and the People's Republic of China, including Hong Kong.

           In 1997, three operating subsidiaries of Cambridge Corp. and LVTS Sportswear of Canada manufactured 45.0% and 10.1%, respectively, of the Dress and Sportswear product lines' total production. The Company historically has had satisfactory, long-standing relationships with most of its contractors. In 1997, none of the Company's domestic contracted production was produced by contractors who work exclusively for the Company. The Company monitors production at each contractor's facility, in the United States and abroad, to ensure quality control, compliance with its specifications and fair labor standards and timely delivery of finished goods to the Company's distribution centers. The Company believes it will be able to obtain the services of a sufficient number of independent suppliers to produce quality products in conformity with its requirements.

           The Company manufactures in accordance with plans prepared each season which are based primarily on projected orders, and to a lesser extent on current orders and consultations with customers. These plans also take into account current fashion trends and economic conditions. The average lead time from the commitment of piece goods through the production and shipping of goods ranges from two to four months for domestic products and four to six months for imported products. These lead times impose substantial time constraints on the Company in that they require production planning and other manufacturing decisions and piece good commitments to be made substantially in advance of the receipt of orders from customers for the bulk of the items to be produced.

           Historically, the purchase of raw materials has been controlled and coordinated by a centralized purchasing function which consults with line management over most aspects of their product production, manufacturing and purchasing functions. The Company supplies the raw materials to its domestic contractors and certain of its foreign contractors. Otherwise, the raw materials are purchased directly by the contractors in accordance with the Company's specifications. Raw materials, which are in most instances made and/or colored especially for the Company, consist principally of piece goods and yarn and are purchased by the Company from a number of domestic and foreign textile mills and converters. The Company does not have long-term, formal arrangements with any of its suppliers of raw materials. The Company, however, has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

IMPORTS AND IMPORT RESTRICTIONS

           The Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries, including Taiwan, China (including Hong Kong), South Korea, Guatemala and El Salvador (the principal countries from which the Company imports goods). These agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries. In addition, each of the countries in which the Company's products are sold have laws and regulations regarding import restrictions and quotas. Because the United States and other countries in which the Company's products are manufactured and sold may, from time to time, impose new quotas, duties, tariffs, surcharges or other import controls or restrictions, or adjust presently prevailing quota allocations or duty or tariff rates or levels, the Company intensively monitors import and quota-related developments. The Company continually seeks to minimize its potential exposure to import and quota-related risks through allocation of production to merchandise categories that are not subject to quota pressures, adjustments in product design and fabrication, shifts of production among countries and manufacturers, geographical diversification of its sources of supply and other measures. The United States may enter into bilateral trade agreements with additional countries and may, in the future, include other types of garments in existing agreements.

           Imports are also affected by the high cost of transportation into the United States and by the increased competition resulting from greater production demands abroad.

           The Company's imported products are subject to United States Customs duties and, in the ordinary course of its business, the Company is from time to time subject to claims by the United States Customs Service for duties and other charges.

           The Company currently imports a substantial majority of its raw materials, primarily fabric, through two Korean based agents. These agents secure the manufacture of these raw materials from a number of factories (about
10) located throughout the Far East. The Company's senior management also meets with these manufacturers prior to placing raw material orders with them. The Company believes its primary risk is the timely receipt of its raw materials to allow the timely manufacture and shipment of its finished product. Through the present time, the Company has received its raw materials in a timely manner. The Company monitors the status of its orders through its Korean agents continually. Payment for the raw materials is guaranteed through letters of credit which require, among other items, timely delivery and satisfaction of quality standards.

           The Company does not "hedge" its foreign purchases as all contracts are quoted in United States Dollars. The typical contract may extend for sixty days. Prices are re-negotiated with each new contract.

           The Company does not sell its product in the Far East.

           In addition to the factors outlined above, the Company's future import operations may be adversely affected by: political or financial instability resulting in the disruption or delay of trade from exporting countries; the imposition of additional regulations relating to, or duties, taxes and other charges on, imports; any significant fluctuation in the value of the dollar against foreign currencies; and restrictions on the transfer of funds.

BACKLOG

           At March 17, 1998, the Company had unfilled orders of approximately $30,530,000, compared to approximately $23,446,000 of such orders for comparable continuing businesses at a comparable date in 1997. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the manufacture and shipment of the product, which in some instances is dependent on the desires of the customer. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

CREDIT AND COLLECTION

           Historically, the Company had managed substantially all of its credit and collection functions internally. In connection therewith, it regularly evaluated, approved and monitored the credit of the Company's customers and was responsible for collection of accounts receivable. In June 1997, the Company entered an agreement with the CIT Group/Commercial Services, Inc. (the "CIT Factoring Agreement") to approve credit and act as a collection agent for the Company.

COMPETITION

           The sectors of the apparel industry for which the Company designs, manufactures and markets products are highly competitive. The Company competes with many other manufacturers, including manufacturers of one or more apparel items. In addition, department stores, including some of the Company's major customers, have from time to time varied the amount of goods manufactured specifically for them and sold under their own labels. Many such stores have also changed their manner of presentation of merchandise and in recent years have become increasingly promotional. Some of the Company's competitors are larger and have greater resources than the Company. Based upon its knowledge of the industry, the Company believes that it is a leading producer of moderate dresses in the United States, among the more significant producers of moderate sportswear, and that it is considered one of the major resources of retailers of such products. The Company's business is dependent upon its ability to evaluate and respond to changing consumer demand and tastes and to remain competitive in the areas of style, quality and price, while operating within the significant domestic and foreign production and delivery constraints of the industry.

EMPLOYEES

           At March 17, 1998, the Company employed 343 persons, of whom approximately 28% were in production, 36% in distribution, 8% in merchandising and design, 6% in sales and 22% in administrative and financial operations. Approximately 39% of the Company's employees were members of unions, primarily the Union of Needletrades, Industrial and Textile Employees ("UNITE"), the successor to the International Ladies' Garment Workers Union. On June 2, 1997, the Company and UNITE reached an agreement on a four-year collective bargaining agreement, terminating on May 31, 2001 covering non-supervisory production, maintenance, packing and shipping employees. The Company believes that its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES.
-------  -----------

           Executive and sales offices, as well as design facilities, are located in New York City under a lease expiring in 2002 (40,660 square feet). The Company also leases a sales office and showroom in Dallas, Texas (3,900 square feet) and a showroom in Atlanta, Georgia (737 square feet). In addition, the Company operates two small manufacturing facilities - one located in Pittston, Pennsylvania and owned by the Company (11,368 square feet) and another leased by the Company in Guatemala (5,202 square feet). Furthermore, the Company leases a major distribution center of approximately 194,685 square feet and a storage facility of 6,160 square feet in Laflin, Pennsylvania.

           All of the Company's facilities are in good condition. None of the Company's principal facilities are idle. The machinery and equipment contained in the Company's facilities is modern and efficient.

ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

           As discussed above, the Company and several of its subsidiaries filed voluntary petitions in the Bankruptcy Court under chapter 11 of the Bankruptcy Code. All civil litigation commenced against the Company and those subsidiaries prior to that date was stayed under the Bankruptcy Code. By an order dated April 21, 1997 (the "Confirmation Order"), the Bankruptcy Court confirmed the Plan. The Plan was consummated on June 4, 1997. Certain alleged creditors who asserted age and other discrimination claims against the Company and whose claims were expunged (the "Claimants") pursuant to an Order of a Bankruptcy Court (see below) appealed the Confirmation Order to the United States District Court for the Southern District of New York. The Company moved to dismiss the appeal from the Confirmation Order and the motion was granted and the appeal was dismissed. An appeal to the United States Court of Appeals for the Second Circuit from the Order dismissing the appeal taken by the Claimants subsequently was withdrawn, without prejudice, and may be refiled in the future. In addition, the Claimants and two other persons commenced an adversary proceeding in the Bankruptcy Court to revoke the Confirmation Order. The Company has moved to dismiss the adversary proceeding to revoke the Confirmation Order and that motion has been fully briefed, but has not yet been argued to the Bankruptcy Court.

           Both prior to and subsequent to the Filing Date, various class actions were commenced on behalf of persons who were stockholders of the Company prior to April 5, 1993. Any claims against the Company arising out of these suits were discharged as part of, and in accordance with the terms of the Plan.

           The Claimants, who are former employees of the Company and who were discharged prior to the filing of the chapter 11 cases, asserted age and other discrimination claims, including punitive damage claims against the Company in the approximate aggregate sum of $80 million. Following a trial on the merits, the Bankruptcy Court expunged and dismissed those claims in their entirety. The Claimants have appealed that decision to the United States District Court for the Southern District of New York, the appeal has been fully briefed and argued and the parties are awaiting a decision.

           Several former employees, who are included among the Claimants in the above-described pending appeal, have commenced an action alleging employment discrimination against certain former officers and directors of the Company in the United States District Court for the Southern District of New York. The Court has dismissed all of the causes of action arising under federal and state statutes, and the only remaining claims are those arising under the New York
City Human Rights Law. Discovery is complete and a pre-trial order has been filed.

           In November 1992, a class action entitled "Stephen Warshaw and Phillis Warshaw v. The Leslie Fay Companies, Inc., et al." was instituted in the United States District Court for the Southern District of New York. In January 1993 and February 1993, the plaintiffs served amended complaints and thereafter twelve other similar actions were commenced against the Company, certain of its officers and directors and its then auditors, BDO Seidman. The complaints in these cases, which purported to be on behalf of all persons who purchased or acquired stock of the Company during the period from February 4, 1992 to and including February 1, 1993, alleged that the defendants knew or should have known material facts relating to the sales and earnings which they failed to disclose and that if these facts had been disclosed, they would have affected the price at which the Company's common stock was traded. A pre-trial order was entered which had the effect of consolidating all of these actions and, in accordance therewith, the plaintiffs served the defendants with a consolidated class action complaint which, because of the chapter 11 filing by the Company, did not name the Company as a defendant. In March 1994, plaintiffs filed a consolidated and amended class action complaint. This complaint added certain additional parties as defendants, including Odyssey Partners, L.P. ("Odyssey"), and expanded the purported class period from March 28, 1991 to and including April 5, 1993. In March 1995, BDO Seidman filed an answer and cross-claims against certain of the officers and directors of the Company previously named in this action and filed third-party complaints against Odyssey, certain then current and former executives of the Company and certain then current and former directors of the Company. These cross-claims and third-party complaints alleged that the Company's senior management and certain of its directors engaged in fraudulent conduct and negligent misrepresentation. BDO Seidman sought contribution from certain of the defendants and each of the third-party defendants if it were found liable in the class action, as well as damages. On March 7, 1997, a stipulation and agreement was signed pursuant to which all parties agreed to settle the above described litigation for an aggregate sum of $34,700,000. The officers' and directors' share of the settlement was covered by the Company's officers' and directors' liability insurance. The settlement specifically provided that the officers and directors deny any liability to the plaintiffs and have entered in to the settlement solely to avoid substantial expense and inconvenience of litigation. The Company had no obligations under this settlement. The District Court approved this settlement and signed the final order of dismissal on May 8, 1997. The settlement has been fully consummated.

           The Company is also involved in the following legal proceedings of significance:

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

           In February 1993, the United States Attorney for the Middle District of Pennsylvania issued a Grand Jury Subpoena seeking the production of documents as a result of the Company's announcement of accounting irregularities. In 1994, Donald F. Kenia, former Controller of the Company, was indicted by a federal grand jury in the Middle District of Pennsylvania and pleaded guilty to the crime of securities fraud in connection with the accounting irregularities. On or about October 29, 1996, Paul F. Polishan, former Senior Vice President and Chief Financial Officer of the Company, was indicted by the federal grand jury in the Middle District of Pennsylvania for actions relating to the accounting irregularities. The trial of the case against Paul F. Polishan has not yet occurred.

           In March 1993, a stockholder derivative action entitled "Isidore Langer, derivatively on behalf of The Leslie Fay Companies, Inc. v. John J. Pomerantz et al." was instituted in the Supreme Court of the State of New York, County of New York, against certain officers and directors of the Company and its then auditors. This complaint alleges that the defendants knew or should have known material facts relating to the sales and earnings of the Company which they failed to disclose. The time to answer, move or otherwise respond to the complaint has not yet expired. The plaintiff seeks an unspecified amount of monetary damages, together with interest thereon, and costs and expenses incurred in the action, including reasonable attorneys' and experts' fees. The Company cannot presently determine the ultimate outcome of this litigation, but believes that it should not have any unfavorable impact on its financial statements. Pursuant to the Plan, a Derivative Action Board, comprised of three persons or entities nominated by the Creditors' Committee and appointed by the Bankruptcy Court, shall determine whether to prosecute, compromise and settle or discontinue the derivative action.

           On February 23, 1996, Albert Nipon and American Pop Marketing Group, Inc. commenced an action against the Company in the United States Bankruptcy Court, Southern District of New York, seeking, inter alia, a declaratory judgment with respect to the use of the Company's "Albert Nipon" trademark and tradename. The Company has asserted counter claims. Upon a record of stipulated facts and submissions of memorandum of law, an oral argument on this matter was heard on May 9, 1997. On December 23, 1997, the Court ruled in favor of the Company finding the plaintiffs in violation of the Federal and New York trademark statutes and of unfair competition under common law. The plaintiffs have appealed and the Company has cross-appealed to recover its costs and expenses in the litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

           None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ----------------------------------------------------------------------

           The Common Stock of the Company is traded on the over-the-counter market bulletin board under the symbol "LFAY". The high bid and low asked prices on the bulletin board for each quarter during 1996, 1997 and 1998 were as follows:

                 Period                                 High          Low

           1996  First Quarter                       $  0.28         $0.06
                 Second Quarter                         0.34          0.09
                 Third Quarter                          0.23          0.05
                 Fourth Quarter                         0.19          0.02

           1997  First Quarter                       $  0.12         $0.01
                 Second Quarter                         0.10          0.02(a)
                   (prior to June 4, 1997)
                 Second Quarter                         9.50          7.38
                   (June 4, 1997 and subsequent)
                 Third Quarter                         16.13          6.25
                 Fourth Quarter                        17.75         12.00

           1998  First Quarter                        15.75          12.00
                   (through March 27, 1998)

--------------------
(a) The old common stock was canceled on June 4, 1997 and the then stockholders of the Company did not retain any value for their equity.

           On March 27, 1998, the high bid and low asked prices were $15.25 and $14.50, respectively. Potential investors are encouraged to obtain current trading information. As of March 31, there were 1,621 holders of record of the Common Stock of the Company.

ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

           The following selected financial data of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

                                                            |
                                Reorganized Company         |                         Predecessor Company
                      --------------------------------------|-------------------------------------------------------------------
                       Pro Forma                            | Twenty-Two
                      Fifty-Three   Thirty-One              |    Weeks
                      Weeks Ended  Weeks Ended              |    Ended                     For the Years Ended
                      January 3,    January 3,   Pro Forma  |   June 4,     ----------------------------------------------------
                        1998(a)       1998(b)      1996(a)  |   1997(c)        1996          1995           1994          1993
                      ---------     ---------     --------- |  ---------    ---------     ---------      ---------     ---------
                     (unaudited)   (unaudited)   (unaudited)|
                                                            |(In thousands, except per share)
Net Sales ............$ 132,160     $  73,091     $ 110,053 |  $ 197,984    $ 429,676     $ 442,084      $ 531,843     $ 661,779
                                                            |
Operating Income                                            |
  (Loss) .............   11,782         4,322         4,079 |     14,355       17,965         1,235        (27,278)      (32,574)
                                                            |
Reorganization Costs .     --            --            --   |      3,379(d)     5,144(d)     16,575(d)     115,769(d)     45,139(d)
Interest Expense and                                        |
  Financing Costs ....    1,113           336         2,298 |      1,372        3,932(e)      3,262(e)       5,512(e)     25,783
Tax Provision                                               |
  (Benefit)               2,684           677           130 |        451         (839)(f)      (761)(f)        981(f)     (8,258)(g)
                                                            |
Other Non-Recurring                                         |
  Items ..............     --            --            --   |    136,341(h)       --            --             --            --
                                                            |
Net Income (Loss) ....$   7,985     $   3,309     $   1,651 |  $ 145,494    $   9,728     $ (17,841)     $(149,540)    $ (95,238)
                                                            |
Net Income (Loss) per                                       |
  Share - Basic ......$    2.35(i)  $    0.97(i)       --(i)|        --(i)  $    0.52(i)  $   (0.95)(i)  $   (7.97)(i) $   (5.07)(i)
                                                            |

                        As of                                    As of        As of         As of          As of         As of
                      01/03/98                                 06/04/97     12/28/96      12/30/95       12/31/94      01/01/94
                      ---------                                ---------    ---------     ---------      ---------     ---------
Total Assets .........$  61,051                                $  77,789    $ 237,661     $ 245,980      $ 281,634     $ 421,341

Assets of Product
   Lines Held for
   Sale and
   Disposition........     --                                       --          3,003(j)        326(j)      21,063(j)       --

Long-Term Debt
  (Including Capital
  Lease)..............       49                                      108          --           --              --          8,022(k)

NOTES TO SELECTED FINANCIAL DATA
--------------------------------

        (a) The unaudited proforma adjustments to the statements are as follows:

                Disposition of Sassco:
                        The operating  results of the Sassco  Fashions line have
                been eliminated to give effect to the disposition as of the beginning of the period presented, including depreciation expense on its property, plant and equipment, an allocated corporate charge based on workload by department related to the Sassco Fashions line and direct charges associated with financing fees on its factoring agreement and fees incurred on letters of credit issued on its behalf. For periods including June 4, 1997, the gain recorded on the disposition of the Sassco Fashions line has been reversed.

                Disposition of Castleberry:
                        The operating  results of the Castleberry line have been
                eliminated to give effect to the disposition as of the beginning of the period presented, including depreciation expense on its property, plant and equipment and an allocated corporate charge based on workload by department related to the Castleberry line.

                Fresh Start Reporting:
                        To record the estimated  effect of the Plan as if it had
                been effective as of the beginning of period presented. This includes adjustments for the following items:

                        i) The  elimination of the historical  depreciation  and
                amortization for the remaining product lines, including the amounts in cost of sales, on the beginning of period asset balances and the recording of the amortization credit for the "Excess of revalued net assets acquired over equity under fresh-start reporting" (assuming a three-year amortization period).

                        ii) The elimination of historical reorganization expense
                that will not be incurred subsequent to the Consummation Date.

                        iii) The elimination of the fresh-start revaluation charge and the reversal of the gain on debt discharge pursuant to the Plan.

        (b) Financial information for the thirty-one weeks ended January 3, 1998 represents the consolidated results of the reorganized entity after the consummation of the Plan.

        (c) Financial information for the twenty-two weeks ended June 4, 1997 represents the audited consolidated results prior to the Company's consummation of the Plan. The income statement information includes the results of Castleberry and Sassco Fashions lines prior to their sale or spin-off in connection with the consummation of the Plan.

        (d) The Company incurred reorganization costs in 1997, 1996, 1995, 1994 and 1993 while operating as a debtor in possession. Included in 1997, 1996, 1995, 1994 and 1993 is a provision of $0, $652,000, $3,181,000, $53,000,000, and $1,642,000,
                respectively, for a write-down of a portion of the excess purchase price over net assets acquired in the 1984 leveraged buyout of The Leslie Fay Company, related to certain of the Company's product lines, which the Company believes will be unrecoverable.

        (e) On January 2, 1994, the Company decided not to accrue interest on approximately $253,000,000 of pre-petition debt. During 1996 and 1995 the Company had direct borrowings under the FNBB Credit Agreement on one hundred and two (102) days in the second and third quarters of 1996 and ten (10) days in the third quarter of 1995, the highest amount of which was $28,672,000 and $3,956,000, respectively. The Company had no direct borrowings under the DIP Credit Agreement in 1994. Interest on direct borrowings was incurred at a rate of prime plus 1.5%. The terms of the FNBB Credit Agreement and DIP Credit Agreement are described in Note 6(b) to the Consolidated Financial Statements.

        (f) The Company recognized an income tax credit of $1,103,000 and $1,811,000 in 1996 and 1995, respectively, representing a reduction of foreign income tax liabilities as a result of negotiated settlements on prior years' estimated taxes. The Company only paid state, local and foreign taxes in 1996, 1995 and 1994. The elimination of the income tax benefit in 1994, which was realized in 1993, resulted from the complete utilization of tax refunds from prior years' taxes paid.

        (g) In 1993, the Company realized an income tax benefit as a result of the net losses incurred and the ability to recognize the carryback of those losses against prior years' taxes paid.

        (h) Amount consists of the following three components: Gain on Sale/Transfer of the Sassco Fashions line of $89,810,000 (net of $3,728,000 of income taxes), charge for Revaluation of Assets and Liabilities Pursuant to the Adoption of Fresh-Start Reporting of $(27,010) and Gain on Debt Discharge (an extraordinary item) of $73,541.

        (i) Net income (loss) per share for the pro forma fifty-three and thirty-one weeks ended January 3, 1998 was calculated based on 3,400,000 shares of new Common Stock issued in connection with the consummation of the Plan. Earnings per common share for the twenty-two weeks ended June 4, 1997 is not presented because such presentation would not be meaningful. The old stock of 18,771,836 shares, used in calculating the net income (loss) per share in 1993 through 1996, was canceled under the Plan and the new stock was not issued until the Consummation Date.

           (j) The Company classified certain product lines as "Assets of Product Lines Held for Sale and Disposition", as the Company had announced its intention to dispose of these lines.

           (k)       All long-term debt except  capital leases was  reclassified
                     as  Liabilities   subject  to  compromise  because  of  the
                     Company's chapter 11 filing.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
          AND RESULTS OF OPERATIONS.
          --------------------------

(a)        RESULTS OF OPERATIONS

THIRTY-ONE WEEKS ENDED JANUARY 3, 1998 AS COMPARED TO THIRTY-ONE WEEKS ENDED DECEMBER 28, 1996

           The Company recorded net sales of $73,091,000 for the thirty-one weeks ended January 3, 1998, compared with $256,225,000 for the thirty-one weeks ended December 28, 1996, a net decrease of $183,134,000, or 71.5%. The primary factor contributing to this decrease was the sale of the Sassco Fashions and Castleberry product lines, which generated $184,495,000 and $4,223,000, respectively, in net sales for the thirty-one weeks ended December 28, 1996. On a comparable basis, after excluding the effect of the above mentioned businesses, the remaining businesses had a net sales increase of $5,584,000, or 8.3%, for the thirty-one weeks ended January 3, 1998 as compared to the thirty-one weeks ended December 28, 1996, primarily due to the increased volume of the Dress line. Excluding a decrease of $6,255,000 related to discontinuing its Outlander labels, sales from continuing businesses grew 20.5% over the comparable period for 1996. This growth was driven by an increase of 44.5% over the comparable period of 1996 by the Dress line. After excluding the effect of the discontinued Outlander labels, the Sportswear line had a sales growth of 1% over the comparable period for 1996.

           Gross profit for the thirty-one weeks ended January 3, 1998 was 19.7% of net sales compared with 22.2% for the thirty-one weeks ended December 28, 1996 (a decrease of $42,461,000). The Sassco Fashions and Castleberry lines generated $42,442,000 and $912,000, respectively, in gross profit for the thirty-one weeks ended December 28, 1996. These product lines had a higher gross profit percent to net sales than the remaining businesses. The remaining businesses increased gross profit by $842,000 for the thirty-one weeks ended January 3, 1998 versus the prior year and the gross margin percent decreased to 19.7% from 20.0%. Excluding the Discontinued Outlander labels, gross profit percent decreased from 21.6% to 19.8% during the period. The decrease in gross profit percent was due to the additional markdowns taken to market the sportswear fall production due to late delivery of a majority of the line. The Dress line's gross profit increased $3,084,000 or a gross profit percent of 19.3% from 15.9%.

           Selling, warehouse, general and administrative expenses were 18.7% and 17.8% for the thirty-one weeks ended January 3, 1998 and December 28, 1996, respectively. After excluding the costs associated with the product lines sold, the comparable remaining businesses had expenses of 20.3% for the thirty-one weeks ended December 28, 1996. This decrease in the comparable percentage is a result of the additional sales volume during the thirty-one weeks ended January 3, 1998 while continuing to reduce overhead expenses related to downsizing.

           Depreciation and amortization expense for the thirty-one weeks ended January 3, 1998 was only $14,000 due to the write-off of fixed assets at June 4, 1997 under fresh-start reporting. In addition, the Company realized income of $2,667,000 from amortization of the excess revalued net assets acquired over equity (see Note 2). Depreciation and amortization expense for the thirty-one weeks ended December 28, 1996 consisted of depreciation on fixed assets of $2,214,000, including $956,000 related to product lines sold and amortization of the excess purchase price over net assets acquired of $670,000, including $340,000 of amortization related to the lines sold. This amortization expense related to the leveraged buyout of The Leslie Fay Company on June 28, 1984.

           Other income was $947,000 and $2,294,000 for the thirty-one weeks ended January 3, 1998 and December 28, 1996, respectively. The decrease is primarily due to the licensing revenues related to tradenames which were spun-off with the Sassco Fashions product line and the expiration of certain licensing agreements which were not renewed.

           Interest expense, net of interest income and financing costs were $336,000 and $3,095,000 for the thirty-one weeks ended January 3, 1998 and December 28, 1996, respectively. The financing fees under the new CIT Credit Agreement (see Note 6) were offset by income earned on the cash invested for the thirty-one weeks ended January 3, 1998. The financing fees incurred were significantly below those incurred during the thirty-one weeks ended December 28, 1996 due to the higher line needed to finance the operations of the Sassco Fashions and Castleberry product lines. In addition, the Company maintained a higher average cash balance during the period and earned additional interest income compared to the prior year.

           The provision for taxes was $677,000 and ($1,273,000) for the thirty-one weeks ended January 3, 1998 and December 28, 1996, respectively. The credit in 1996 relates primarily to foreign taxes on a subsidiary of the Sassco Fashions line.

TWENTY-TWO WEEKS ENDED JUNE 4, 1997 AS COMPARED TO TWENTY-ONE WEEKS ENDED MAY 25, 1996

           The Company recorded net sales of $197,984,000 for the twenty-two weeks ended June 4, 1997, compared with $173,451,000 for the twenty-one weeks ended May 25, 1996, a net increase of $24,533,000, or 14.1%. The additional week accounted for $10,084,000 of the net sales increase. Additionally, in 1996, the Sassco Fashions product line began shipping a new product line under the Nina Charles label and opened additional retail stores over the last 17 months, for a total of 45 stores in operation at June 4, 1997. These new businesses achieved a net sales volume of $17,843,000 for the twenty-two weeks ended June 4, 1997, or $11,379,000 more than the twenty-one weeks ended May 25, 1996. On a comparable basis, after excluding the effect of the above mentioned additional week and new businesses, the Sassco Fashions line had a net sales decrease of $8,430,000, or 7.0% for the twenty-two weeks ended June 4, 1997, compared with the twenty-one weeks ended May 25, 1996. This was primarily a result of reducing its production in 1997 to limit additional clearance markdowns. The remaining Leslie Fay businesses accounted for an increase of $12,542,000, or 29.5%, primarily due to increased volume for its Dress product line. The net sales of the Castleberry product line declined by $1,042,000.

           Gross profit for the twenty-two weeks ended June 4, 1997 was 25.6% of net sales compared with 23.9% in the twenty-one weeks ended May 25, 1996 (an increase of $9,237,000). The additional week accounted for $1,998,000 of the increase in gross profit. The additional retail stores and new product lines of the Sassco Fashions line accounted for $3,364,000 of the increase in gross profit. The remaining gross profit of Sassco Fashions declined $461,000. Although the gross margin for the line increased 1.3%, it did not offset the impact of the net sales volume decrease on gross profit. Increased volume and better initial pricing (gross margin increased from 22.9% to 26.5% on a comparable basis) of the Leslie Fay Dress and Sportswear lines also accounted for $4,885,000 of additional gross profit. The Castleberry line had a decrease in gross profit of $549,000.

           Selling, warehouse, general and administrative expenses for twenty-two weeks ended June 4, 1997 decreased to 17.9% of net sales compared with 19.6% for the twenty-one weeks ended May 25, 1996. The percentage decrease is primarily due to the additional sales volume generated in the twenty-two weeks ended June 4, 1997 versus the twenty-one weeks ended May 25, 1996, without a corresponding increase in expenses. For the period, expenses increased $2,248,000 over the prior year. Sassco Fashions expenses increased $4,118,000, of which $1,100,000 was related to the extra week and the remainder was due to the additional product lines and retail stores opened. The Leslie Fay business reduced expenses by $1,749,000 or 14.1% below the prior year. This decrease was offset by approximately $483,000 of expenses incurred in the extra week. The Castleberry line decreased expenses by approximately $121,000 or 10.4% below the comparable period in 1996 due to its reduced volume.

           Depreciation and amortization consists primarily of the amortization of the excess purchase price over net assets acquired and relates principally to the leveraged buyout of The Leslie Fay Company on June 28, 1984.

           Interest and financing costs increased to $1,372,000 for the twenty-two weeks ended June 4, 1997 compared to $837,000 for the twenty-one weeks ended May 25, 1996. The increase was due primarily to the fee to finance the accounts receivable of the Sassco Fashions product line under an agreement which began in February 1996.

           While operating as a debtor in possession, the Company recognized reorganization costs of approximately $3,379,000 and $1,560,000 during the twenty-two weeks ended June 4, 1997 and twenty-one weeks ended May 25, 1996, respectively, which is comprised of professional fees and other costs of $2,951,000 and $1,806,000; and plan administration costs of $1,000,000 and $0; offset by interest income of $572,000 and $246,000.

           The provision for taxes was $451,000 and $435,000 for the twenty-two weeks ended June 4, 1997 and the twenty-one weeks ended May 25, 1996, respectively. There is no federal income tax provision currently recognizable, other than that based on the alternative minimum tax regulations, due to existing net operating loss carryforwards.

YEAR ENDED DECEMBER 28, 1996 AS COMPARED WITH THE YEAR ENDED DECEMBER 30, 1995
------------------------------------------------------------------------------

           The Company recorded net sales of $429,676,000 for the 52 weeks ended December 28, 1996 compared with $442,084,000 for the 52 weeks ended December 30, 1995, a decrease of 2.8%. Contributing to this decrease was the Company's decision in the second half of 1995 to close its Leslie Fay Retail Outlet stores and discontinue its Nipon Studio Sportswear line which, together, had 1995 net sales of $44,091,000. Also in 1995, the Company opened 23 retail stores under the name Kasper for ASL and organized an operation in Europe to market Kasper suits. In 1996, the Company began shipping a new line of product under the Nina Charles label and opened 16 additional stores, bringing the total stores in operation at the end of 1996 to 39. These new businesses achieved a net sales volume of $35,701,000 in 1996, or $27,695,000 more than in 1995. After adjusting for these closed and new businesses, the Company's net sales, on a comparable basis, rose $4,140,000 over 1995, or 1.1%.

           Separating this into the Company's key business groups, the Sassco Fashions product line had 1996 net sales of $311,550,000, which represented a comparable sales growth of 6.1%, the continuing Leslie Fay Dress and Sportswear lines had 1996 net sales of $47,237,000 and $62,816,000, or a comparable sales decline of 10.3% and 5.6%, respectively from 1995, and the Castleberry line had 1996 net sales of $8,073,000, or a decline of 24.2% from 1995. The decline realized in both the Leslie Fay Dress and Sportswear lines was a result of the Company's change in business strategy to focus on higher margin customers and reduce its off-price sales.

           The Company had a 1996 gross profit of $98,304,000, which represents 22.9% of net sales. This compares favorably to the gross profit for 1995 of $96,193,000, and 21.8% of net sales. The discontinued product lines discussed above accounted for a 1995 gross profit of $11,026,000 while the new businesses opened in 1996 and 1995 had gross profit of $13,386,000 in 1996 as compared to $3,003,000 for 1995. Adjusting for these closed and new businesses, on a comparable basis, the Company's gross profit rose $2,754,000 over 1995 to $84,918,000 and 21.6% of net sales versus 21.1% for 1995.

           Separating this into the Company's key business groups, the Sassco Fashions line had a gross profit of $73,073,000 and 23.5% of net sales for 1996 and $71,556,000 and 26.7% of net sales for 1995. Adjusting for the new businesses begun in 1996 and 1995, the comparable gross profit for the Sassco Fashions line $59,687,000 and 21.6% of net sales for 1996 and $68,553,000 and 26.4% of net sales for 1995. This deterioration in gross profit resulted from pricing concessions, especially in the Kasper for ASL and Kasper Dress businesses. The Leslie Fay Dress and Sportswear product lines had a gross profit of $9,057,000 and $14,166,000 representing 19.2% and 22.6% of net sales, respectively for 1996. Removing the lines closed in 1995, the comparable gross profit for the continuing Leslie Fay Dress and Sportswear lines in 1995 was ($2,167,000) and $12,302,000 or (4.1%) and 18.5% of net sales, respectively. The
1996 improvement in gross profit was the result of the Company's change in its business strategy to focus on higher margin business, controlling production levels and lowering production costs in its Dress line by shifting its manufacturing to third party contractors, both domestic and overseas, following the closure of the Company's owned manufacturing facility in August 1995. The Castleberry line had a gross profit of $2,007,000 and 24.9% of net sales in 1996 and $3,476,000 and 32.6% of net sales in 1995. This deterioration was caused by additional pricing concessions as well as by the unsuccessful launch of the Adolfo New York label.

           Selling, warehouse, general and administrative expenses decreased in 1996 to $79,570,000 and 18.5% of net sales from $92,832,000 and 21.0% of net sales in 1995. This represents a reduction of expenses of $13,262,000 or 14.3% from the level of 1995. Additional expenses were incurred in support of the Sassco Fashions line for the additional Kasper for ASL retail stores, for the European sales operation organized in 1995, and to support the planned separation from Leslie Fay. Together, these efforts added $4,528,000 in expense in 1996 over 1995, a 9.7% increase. The Castleberry line reduced its expenses by $365,000 or 12.3% of its 1995 expense level. The Leslie Fay businesses reduced their expenses by $18,791,000 or about 42.6% below their 1995 expense level. Approximately $13,400,000 of this decrease is the result of the closed Leslie Fay Retail Outlet and Nipon Studio businesses. The remaining reductions occurred in functions that previously supported both the Leslie Fay and Sassco Fashions lines as well as other areas of the Leslie Fay lines, including payroll, rent, occupancy and other expenses.

           Depreciation and amortization expense includes the amortization of the excess purchase price over net assets acquired and relates principally to the leveraged buyout of The Leslie Fay Company in 1984 and the acquisition of Hue, Inc. in 1992. Amortization expense was reduced as a result of the write-down of the asset by $3,181,000 at the end of 1995. This reduction was offset by the reversal of amortization expense recorded in 1995 related to prior periods.

           Interest and financing costs primarily represent the cost of bank and other borrowings for working capital requirements, long-term debt and the capitalized lease obligation. Interest and financing costs in 1996 were 0.9% of net sales, as compared with 0.7% in 1995. This increase was due to 1) a fee of $1,147,000 for financing the accounts receivable of the Company's Sassco Fashions line under an agreement which began in February 1996 and 2) higher interest cost incurred on the direct borrowings under the FNBB Credit Agreement in 1996 for 102 days to support higher inventory and accounts receivable balances in the fifty-two weeks ended December 28, 1996, with a maximum borrowing of $28,672,000 versus direct borrowings for a total of nineteen days during the fifty-two weeks ended December 30, 1995 with a maximum borrowing of $3,957,000. Offsetting these increases were reduced financing fees related to the FNBB Credit Agreement.

           While operating as a debtor in possession, the Company incurred reorganization costs of approximately $5,144,000 in 1996 and $16,575,000 in 1995. Reorganization costs included professional fees and other costs of $3,719,000 in 1996 and $7,995,000 in 1995, closed facilities and operations charges of $1,082,000 in 1996 and $10,138,000 in 1995, a write-off of excess purchase price of $652,000 in 1996 and $3,181,000 in 1995. The reduced reorganization costs were related to discontinuing the use of certain consultants as it began executing its restructuring plan and completing the closing of unprofitable lines and a foreign buying office in 1995, offset by $2,003,000 accrued in 1996 for losses relating to the sale of the Castleberry line. In 1996, the Company increased its accrual for employee related benefit plans by $167,000. The decrease in interest income to $476,000 in 1996 from $4,739,000 in 1995 was due to less cash available for investing opportunities and the realization of $2,375,000 in interest income on Federal income taxes refundable in 1995.

           The Company recorded a net benefit for taxes of $(839,000) in 1996 versus $(761,000) in 1995. These benefits of $1,103,000 and $1,811,000, respectively, represent a reduction of foreign tax liabilities as a result of negotiated settlements on prior years' estimated taxes. This credit was offset by Federal tax expense of $130,000 in 1996.

(b)  LIQUIDITY AND CAPITAL RESOURCES

           On June 2, 1997, the Company obtained $30,000,000 of post-emergence financing (see Note 6), which became effective with the consummation of the Plan on June 4, 1997. The CIT Credit Agreement provides a working capital facility commitment of $30,000,000, including a $20,000,000 sublimit on letters of credit. As of March 18, 1998, there were no borrowings under the revolving line of credit and the Company was utilizing approximately $8,514,000 of the CIT Credit Agreement for the letters of credit.

           At January 3, 1998, there were no cash borrowings outstanding under the CIT Credit Agreement, and cash and cash equivalents amounted to $19,813,000. Of this amount, $1,358,000 will be used to pay remaining administrative claims as defined in the Plan. Working capital increased $637,000, to $39,453,000 at January 3, 1998 from June 4, 1997. The primary changes in the components of working capital were a decrease in accounts receivable of $6,845,000, an increase in inventories of $7,586,000, a decrease of $377,000 in prepaid expenses and other current assets and the payment of obligations and administrative claims as directed by the Plan net of preference income and interest earned of $19,233,000. Accounts receivable decreased due to historically low fourth quarter shipments. Inventories increased due to higher shipping levels for January and February 1998 compared with inventory required for shipping in June and July 1997. Short term investments increased as the Company invested $2,989,000 in a one year US Treasury Note maturing on June 30, 1998, the proceeds from which will be used to pay administrative claims.

           The Company estimated it had approximately $50,000,000 of NOL available at June 4, 1997 to offset future taxable income, if any, through fiscal year 2012. The utilization of the NOL, however, is subject to limitations, including the annual limitation of about $1,500,000 imposed by
Section 328 of the Internal Revenue Code. The Company has generated approximately $9,000,000 of loss carryforwards for the thirty-one weeks ended January 3, 1998. These loss carryforwards may be available to offset future taxable income, if any, without limitation.

           Capital expenditures were $859,000 for the thirty-one weeks ended January 3, 1998 and $3,731,000 for the twenty-two weeks ended June 4, 1997. Capital expenditures for the twenty-two weeks ended June 4, 1997 included $3,152,000 of expenditures related to the Sassco Fashions product line. Capital expenditures for the continuing lines were $1,438,000 for the fiscal year 1997.

The anticipated capital expenditures of $2,900,000 for the 1998 fiscal year include approximately $2,000,000 to improve management information, production and distribution systems, approximately $500,000 for fixturing the Company's in-store shops that are planned to be opened in 1998 and approximately $400,000 for all other purposes. The Company believes that its financing arrangements and anticipated level of internally generated funds will be sufficient to finance its capital spending during 1998.

           The provisions of the Company's Credit Agreement with CIT have been modified three times:

           On August 18,  1997,  CIT waived the  provision  contained in section
10.17 of the Credit Agreement that set a minimum ratio of current assets to current liabilities for the quarter ended July 5, 1997. This waiver was required due to the later than anticipated consummation of the Plan that caused a higher level of confirmation expenses to remain unpaid as of July 5, 1997. Such unpaid confirmation expenses were collateralized by an equal amount of cash and securities.

           On February 23, 1998, CIT amended several of the provisions of the Credit Agreement in order to adjust for the fresh start accounting adjustments made in accordance with generally accepted accounting principles following the Company's exit from bankruptcy. As part of the initial financing agreement entered into by the Company with CIT on June 2, 1997, CIT had agreed to make the appropriate amendments caused by "fresh start."

           This February 23, 1998 amendment also included an increase in the level of allowed annual capital expenditures to conform to the Company's requirements.

           On March 31, 1998, CIT amended numerous sections of the Credit Agreement in order to permit the Company to:

o Purchase, acquire or invest in businesses, subject to the approval of CIT. Such acquisitions or investments may include the assumption of debt, liens, guarantees, or contingent liabilities.

o Pay dividends or repurchase the Company's common stock up to an aggregate amount of $5,000,000 in each fiscal year 1998 and 1999. Such payment may also be limited by not experiencing or incurring an event of default under the Credit Agreement that includes other restrictive covenants. Further, such payment must also leave the Company with no less than $5,000,000 in undrawn availability.

o Incur additional capital expenditures to the extent the prior year's actual capital expenditures were less than the amount allowed for that year. The Company's 1997 capital expenditures from June 4, 1997 through the end of the fiscal year were $859,000. This amount was $641,000 below the 1997 covenant. Effectively, this raises the 1998 limit on capital expenditures to $3,141,000.

           The  Company  is  dependent  on a  number  of  automated  systems  to communicate with its customers and suppliers, to efficiently design, manufacture, import, and distribute its product, as well as to plan and manage the overall business. The Company recognizes the critical importance of maintaining the proper functioning of its systems.

           In the fourth quarter of 1997, the Company began a review of its systems and technology to address all business requirements, including Year 2000 compliance. This review is substantially completed and a plan has been developed to meet these needs. Overall, the plan identifies numerous changes required to make the Company's systems Year 2000 compliant. These changes will be implemented through 1999 at an estimated cost of approximately $1,500,000 plus the utilization of internal staff and other resources.

           The Company is also dependent on the efforts of its customers, suppliers and software vendors. The Company's upgrade of its electronic data intercharge software will need to be tested with the Company's customers to confirm proper functioning. The Company's customers and suppliers are also required to implement projects to make their systems and communications Year 2000 compliant. Failure to complete their efforts in a timely way could disrupt the Company's operations including the ability to receive and ship its product as well as to invoice its customers. Finally, the Company's plan is based upon the representation of the vendors that market the software packages selected by the Company. There is no guarantee that these new systems will be compliant under all the circumstances and volume stresses that may actually be required by the Company's operations through Year 2000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

           See the Consolidated Financial Statements and Financial Statement Schedule of The Leslie Fay Company, Inc. and Subsidiaries attached hereto and listed on the index to consolidated financial statements set forth in Item 14 of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

           None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

DIRECTORS OF THE COMPANY
                              Principal Occupation and                  Director
Name and Age                  Offices with the Company                     Since
------------                  ------------------------                     -----

John J. Pomerantz (64)        Chairman of the Board and Chief               1984
                              Executive Officer of the Company

John A. Ward (44)             President of the Company                      1997


Clifford B. Cohn (46)         Principal of Cohn & Associates 1)(2)          1997


Mark B. Dickstein (39)        President of Dickstein Partners Inc.(1)(2)    1997

Mark Kaufman (41)             Vice President of Dickstein Partners,         1997
                              Inc.(2)(3)

William J. Nightingale (68)   Senior Advisor of Nightingale &               1997
                              Associates (2)(3)

Robert L. Sind (64)           President of Recovery Management              1997
                              Corporation (1)(2)(3)

-----------------------------
(1)  Member of Compensation Committee of the Board of Directors.
(2)  Member of the Finance Committee of the Board of Directors.
(3)  Member of the Audit Committee of the Board of Directors.

EXECUTIVE OFFICERS OF THE COMPANY

Name                          Positions with the Company                    Age
----                          --------------------------                    ---

John J. Pomerantz             Chairman of the Board and                     64
                              Chief Executive Officer

John A. Ward                  President                                     44

Dominick Felicetti            Senior Vice President-Manufacturing           44
                              and Sourcing

Warren T. Wishart             Senior Vice President-Administration          45
                              and Finance, Secretary and
                              Chief Financial Officer

CERTAIN INFORMATION CONCERNING DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE COMPANY

           The term of office of each executive officer of the Company expires on the date of the organizational meeting of the Board of Directors of the Company following each Annual Meeting of Stockholders of the Company and when his or her respective successor is elected and has qualified.

           John J. Pomerantz has been the Chief Executive or Chief Operating Officer of the Company and its predecessors since 1971, and an executive thereof for over 30 years. Mr. Pomerantz was President of the Leslie Fay business from 1971 until August 1986, when he became Chairman of the Board of the Company.

           John A. Ward joined the Company in August 1989 as head of the Andrea Gayle division. From July 1991 to June 1993 he was Chairman of the Leslie Fay Sportswear Group. In June 1993 he became Chairman of the combined Leslie Fay Dress and Sportswear lines. He was elected a Senior Vice President of the Company in September 1991 and President of the Company in June 1997. From June 1988 until August 1989 he was Senior Vice President and General Merchandise Manager for Ready-to-Wear, Men's and Boys' at B. Altman & Co. For fifteen years prior thereto, he had been an executive at Filene's.

           Clifford B. Cohn has been a principal with Cohn & Associates law firm since September 1994. From September 1992 to September 1994, he was a principal with Sernovitz & Cohn law firm. Mr. Cohn is also a Director of Kasper A.S.L., Ltd.

           Mark B. Dickstein has been the sole shareholder, sole director and President of Dickstein Partners Inc. since prior to 1990 and is primarily responsible for the operations of Dickstein & Co., L.P., Dickstein Focus Fund L.P. and Dickstein International Limited. These businesses invest primarily in risk arbitrage transactions, securities and debt obligations of financially distressed companies, and other special situations. Mr. Dickstein is a Director of Hills Stores Company and served as its Chairman of the Board from July 1995 to February 1996. He is also a Director of News Communications Inc.

           Mark Kaufman has been a Vice President of Dickstein Partners, Inc. since July 1992. Prior to joining Dickstein Partners, beginning in 1990, Mr. Kaufman was a Senior Vice-President of Oppenheimer & Co., an investment banking firm. Prior to that, Mr. Kaufman was a Vice President of GAF Corp., a chemical and roofing manufacturer.

           William  J.   Nightingale  is  a  senior  advisor  at  Nightingale  &
Associates LLC, a general management consulting company, where he has been employed since 1975. Mr. Nightingale is also a Director of Kasper A.S.L., Ltd.

           Robert L. Sind founded Recovery Management Corporation ("RMC") in 1984. RMC specializes in developing and implementing hands-on business, financial and operational turnaround programs and providing crisis management to troubled commercial, industrial and real estate clients and their creditors. For 20 years prior thereto, Mr. Sind served in corporate operating positions, managing turnarounds and restructurings, including Londontown Manufacturing Company, Beker Industries, and Nice-Pak Products, Inc. For ten years he also served as investment banker for distressed companies. Mr. Sind is also a Director of Kasper A.S.L., Ltd.

           Dominick Felicetti rejoined the Company in May 1995 as Senior Vice President of Worldwide Sourcing and Manufacturing. From 1994 to 1995 he was Vice President Manufacturing and Production for S.L. Fashions. Mr. Felicetti was previously employed by The Leslie Fay Companies, Inc. from December 1991 to July 1993 in the position of Director of Technical Services and Production. Prior to that, from 1986 to 1990, he served as President of American Dress Company and from 1979 to 1986 as Production Manager for Betsy's Things.

           Warren T. Wishart joined the Company in March 1993. He held the position of Vice President - Planning from July 1993 through December 1994. In January 1995 he became Senior Vice President - Finance. In September 1995 he was appointed Chief Financial Officer and Treasurer of the Company. In June 1997 he became Senior Vice President - Administration and Finance and Secretary of the Company. Before joining Leslie Fay Mr. Wishart was Vice President - Strategic Planning of Galerias Preciados from 1991 to the end of 1992. Prior to that, he had seventeen years of financial management and business planning experience with several department stores including Filene's and the L.J. Hooker Retail Group.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, officers, directors and holders of more than 10% of the outstanding shares of the Company's Common Stock are required to file periodic reports of their ownership of, and transactions involving, the Company's Common Stock with the Securities and Exchange Commission. Based solely on its review of copies of such reports received by the Company, the Company believes that its reporting persons have complied with all Section 16 filing requirements applicable to them with respect to the Company's fiscal year ended January 3, 1998, except that Catharine Bandel-Wirtshafter, a former officer, John Ward and Dominick Felicetti each filed a late Form 5 reflecting the cancellation of old stock options and the grant of new stock options and Clifford B. Cohn, William J. Nightingale and Robert L. Sind each timely filed a Form 5 indicating that he had not filed a Form 3.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

           Summary of Cash and Certain Other Information. The following table shows, for 1997, 1996 and 1995, the compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and the other four most highly compensated "named executive officers" (as defined in Regulation S-K) of the Company during 1997 (the "Named Officers").

SUMMARY COMPENSATION TABLE

                                           Annual Compensation (1)        Long Term Compensation
                                    ------------------------------------------------------------
                                                                           Awards        Payouts
                                                                         ----------      -------
                                                              Restricted  Securities
Name and Principal                                              Stock     Underlying      LTIP     All Other
Position                   Year     Salary (2)      Bonus      Awards    Options (#)     Payouts  Compensation
--------                   ----     ----------      -----      ------    -----------     -------  ------------
---------------------------------------------------------------------------------------------------------------
John J. Pomerantz          1997      $611,129      $171,700       --          --           --       $ 8,699 (3)
  Chairman of  the         1996      $777,915      $   --         --          --           --       $ 8,938 (4)
  Board and Chief          1995      $780,000      $   --         --          --           --       $ 8,600 (5)
  Executive Officer
---------------------------------------------------------------------------------------------------------------
John A. Ward               1997      $462,692      $145,600       --          --           --       $ 2,650 (3)
   President               1996      $521,154      $ 50,000       --          --           --       $ 2,500 (4)
                           1995      $500,000      $   --         --          --           --       $ 2,730 (5)
---------------------------------------------------------------------------------------------------------------
Dominick Felicetti         1997      $337,500      $ 91,200       --          --           --       $ 1,938 (3)
  Senior Vice President -  1996      $267,885      $ 25,000       --          --           --           --
  Manufacturing and        1995      $167,212          --         --          --           --           --
  Sourcing
---------------------------------------------------------------------------------------------------------------
Catharine Bandel-          1997      $273,654      $166,200       --          --           --       $ 1,260 (3)
  Wirtshafter              1996      $300,000      $ 50,000       --          --           --       $    --
  Senior Vice              1995      $274,038      $ 25,000       --          --           --       $    --
  President
---------------------------------------------------------------------------------------------------------------
Warren T. Wishart          1997      $207,692      $191,200       --          --           --       $ 2,650 (3)
  Senior Vice President-   1996      $200,000      $ 25,000       --          --           --       $ 2,500 (4)
  Administration and       1995      $198,461      $   --         --          --           --       $ 3,035 (5)
  Finance, Chief
  Financial  Officer and
  Treasurer
---------------------------------------------------------------------------------------------------------------

-------------------------------

(1) In 1997, 1996 and 1995, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of reported annual salary and bonuses for any of the Named Officers.

(2) 1997 was a 53 week year. 1996 and 1995 were 52 week years. Amounts represent salaries paid during the above calendar years.

(3) For 1997, consists of the following: (a) amounts contributed as Company matching contributions for each Named Officer under the Company's 401(k) savings plan as follows: Mr. Pomerantz $2,286; Mr. Ward $2,650; Mr. Felicetti $1,938; Ms. Bandel-

      Wirtshafter $1,260 and Mr. Wishart $2,650 and (b) amounts paid by the Company for split dollar life insurance coverage as follows: Mr. Pomerantz $6,413.

(4) For 1996, consists of the following: (a) amounts contributed as Company matching contributions for each Named Officer under the Company's 401(k) Savings Plan as follows: Mr. Pomerantz $2,286; Mr. Ward $2,500 and Mr. Wishart $2,500 and (b) amounts paid by the Company for split dollar life insurance coverage as follows: Mr. Pomerantz $6,652.

(5) For 1995, consists of the following (a) amounts contributed as Company matching contributions for each Named Officer under the Company's 401(k) Savings Plan as follows: Mr. Pomerantz $2,230, Mr. Ward $2,230 and Mr. Wishart $2,535; (b) amounts contributed by the Company under the Company's defined benefit cash balance retirement plan as follows: Mr. Pomerantz, Mr. Ward and Mr. Wishart $500 each; and (c) amounts paid by the Company for split dollar life insurance coverage as follows: Mr. Pomerantz $5,870.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

                          Individual Grants
----------------------------------------------------------------------------------------------------------------
                      Number of      % of Total                                 Potential Realizable Value at
                      Securities      Options                                   Assumed Annual Rates of Stock
                      Underlying     Granted to                              Price Appreciation for Option Term
                       Options      Employees in     Exercise    Expiration  -----------------------------------
    Name               Granted      Fiscal Year     Price (1)      Date(2)      0%            5%           10%
----------------------------------------------------------------------------------------------------------------
John J. Pomerantz      131,878          29.4%        $ 6.18        6/3/07    199,136    $  837,425    $1,815,960
John A. Ward            70,060          15.6%        $ 6.18        6/3/07    105,791    $  444,881    $  964,726
Dominick Felicetti      70,060          15.6%        $ 6.18        6/3/07    105,791    $  444,881    $  964,726
Catharine Bandel-
    Wirtshafter         70,060          15.6%        $ 6.18        6/3/07    105,791    $  444,881    $  964,726
Warren T. Wishart       70,060          15.6%        $ 6.18        6/3/07    105,791    $  444,881    $  964,726

(1)   The market price per share on the grant date was $7.69.
(2) Exercisable as to 33% of such shares commencing on each of June 4, 1998 and June 4, 1999 and as to the balance on June 4, 2000.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END VALUE TABLE

           The following table sets forth information with respect to the Named Officers concerning the exercise of options during 1997 and unexercised options held as of the end of such year. The average bid and asked price of a share of Common Stock of the Company on the close of business on January 2, 1998 was $14.13.

                                             Number of Securities         Value of Unexercised
                     Shares                  Underlying Unexercised       In-the-Money Options
                     Acquired on  Value      Options at Fiscal Year-End   at Fiscal Year-End
Name                 Exercise     Realized   Exercisable/Unexercisable    Exercisable/Unexercisable(1)
----                 ---------    --------   -------------------------    -------------------------
John J. Pomerantz    None         N/A                0/131,878                   $ 0/1,048,430
John A. Ward         None         N/A                 0/70,060                   $ 0/556,977
Dominick Felicetti   None         N/A                 0/70,060                   $ 0/556,977
Catharine Bandel
   -Wirtshafter      None         N/A                 0/70,060                   $ 0/556,977
Warren T. Wishart    None         N/A                 0/70,060                   $ 0/556,977

(1) Aggregate market value of the shares of Common Stock covered by the options at fiscal year end less the exercise price of such options.

RETIREMENT PLAN

           Until December 31, 1996, when it was terminated, the Company had in effect a defined benefit, cash balance retirement plan. Each year the Company contributed a percentage of earnings to an account for each eligible employee based on attained age and years of service. The benefit credits were calculated using a defined formula. In tabular form, the formula was as follows:

                            Percent of Pay                 Percent of Pay
Age Plus                    Up to One-Half the             Over One-Half the
Completed                   Social Security                Social Security
Years of Service            Wage Base                      Wage Base
----------------            ------------------             -----------------
Less than 50                     2.00%                          3.00%
50-59                            2.75%                          3.75%
60-69                            3.75%                          4.75%
70-79                            5.25%                          6.25%
80 or more                       7.25%                          8.25%

           At December 28, 1996, the annual benefits payable upon retirement at normal retirement age for each of John J. Pomerantz, John Ward, Dominick Felicetti, Catharine Bandel-Wirtshafter and Warren Wishart were $7,344, $7,014, $0, $0 and $1,436, respectively. These projected amounts do not reflect continued plan credits.

           The retirement plan was amended to freeze benefit accruals effective December 31, 1994 and the retirement plan was terminated on December 31, 1996. All participants have been paid their accumulated benefits.

COMPENSATION OF DIRECTORS

           Each director who is not a full-time employee of or consultant to the Company receives an annual director's fee of $30,000. Each initial non-employee director, upon becoming a director, received stock options to purchase 10,000 shares, vesting one-third each year and each subsequent non-employee director, upon becoming a director, has received or will receive stock options to purchase 5,000 shares, vesting one-third each year.

EMPLOYMENT CONTRACTS

           The Company has an employment agreement with John J. Pomerantz dated as of June 2, 1997, which provides for his employment in his present capacity as Chief Executive Officer until June 4, 1998 at a salary of $430,000 per annum. In addition to such salary, the employment agreement provides that Mr. Pomerantz is entitled to certain other perquisites and additional bonus compensation based on the achievement of certain corporate financial and personal goals, as agreed upon by the Company and Mr. Pomerantz.

           The Company has an employment agreement with John A. Ward dated as of June 2, 1997, pursuant to which he is employed as President of the Company at a minimum total compensation of $400,000 per annum until June 4, 1998. In addition to such salary, the employment agreement provides that Mr. Ward is entitled to certain other perquisites and additional bonus compensation based on the achievement of certain corporate financial and personal goals, as agreed upon by the Company and Mr. Ward.

           The Company also has one-year agreements with Dominick Felicetti and Warren T. Wishart dated as of June 4, 1997, pursuant to which they are employed at a base salary of $325,000 and $200,000 per annum, respectively. In addition to such salary, the employment agreements provide that each employee is entitled to certain other perquisites and additional bonus compensation based on the achievement of certain corporate financial and personal goals, as agreed upon by the Company and the employee.

           On or about March 16, 1998, the Compensation Committee of the Company's Board of Directors proposed new contracts for these four employees. While no agreement has been completed, and the Board of Directors has not approved the contracts, the proposal included, among other provisions, an extension of the existing contracts and other adjustments that would cause the Company to record higher compensation expense for fiscal year 1998 and future years.

        The Company's Stock Option Plan provides that upon a sale of the Company where the imputed enterprise value exceeds $37,500,000, the above executives would receive options for up to a maximum of 309,091 shares. The proposal referred to above also includes provisions that would reduce the number of options granted and eliminate the condition for the sale of the Company.

SEVERANCE AGREEMENTS

           In January 1998, the Company entered into a severance agreement with Catharine Bandel-Wirtshafter pursuant to which she will receive in a lump sum $290,000 representing six (6) months compensation as well as bonus and other amounts under her employment agreement with the Company dated as of June 4, 1997. In addition, one-third of the options previously granted to her vested on the effective date of the severance agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           On June 10, 1997, the Board of Directors appointed a Compensation Committee consisting of David H. Morse, Clifford B. Cohn and Larry G. Schafran, which is charged with determining the compensation of officers. On September 22, 1997, Messrs. Morse and Schafran resigned as directors of the Company. They were replaced on the Compensation Committee by Robert L. Sind and Mark B. Dickstein. Prior to June 4, 1997, during the period the Company was subject to the jurisdiction of the Bankruptcy Court, issues regarding the compensation of officers were submitted to the creditors committee and/or the Bankruptcy Court for approval prior to action by the Compensation Committee. The members of the Compensation Committee during 1996 and until June 4, 1997 were Ralph Destino, Peter W. May and Faye Wattleton.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

            (a) The following table sets forth certain information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of March 18, 1998.


                                                                  Percentage of
Names and Address                     Number of Shares            Ownership of
of Beneficial Owners                  Beneficially Owned          Common Stock
--------------------                  ------------------          ------------

Mark B. Dickstein                       1,261,922(1)                  37.1%
c/o Dickstein Partners Inc.
660 Madison Avenue 16th Floor
New York, NY 10021

John C. "Bruce" Waterfall                 308,306(2)                   9.1%
10 East 50th Street
New York, NY 10022

Edwin H. Morgens                          308,306(2)                    9.1%
10 East 50th Street
New York, NY 10022

------------------
(1)   Includes  910,919,  147,613,  163,390  and 40,000  shares of Common  Stock directly owned by Dickstein & Co., L.P., Dickstein Focus Fund L.P., Dickstein International Limited and Mark B. Dickstein, respectively. Does not include 96,911, 22,687 and 17,348 shares of Common Stock that may be purchased by Dickstein & Co., L.P., Dickstein Focus Fund L.P. and Dickstein International Limited, respectively, on an "if and when issued" basis from a third- party. Mark B. Dickstein is the sole shareholder, sole director and president of Dickstein Partners Inc. ("DPI"). DPI is the general partner of Dickstein Partners L.P. which is the sole general partner of Dickstein & Co., L.P. and Dickstein Focus Fund. DPI is the adviser for Dickstein International Limited and makes all investment and voting decisions for that entity. Also does not include 1,000 shares owned directly by Mark Kaufman, a Vice President of DPI. The information provided above was obtained from Schedules 13D dated November 6, 1997.

(2)   Includes 9,746, 58,893,  87,904,  61,732,  37,107,  12,988, 18,665, 3,652,
      10,330 and 7,289 shares of Common Stock directly owned by Morgens Waterfall Income Partners ("MWIP"); Restart Partners, L.P. ("Restart"); Restart Partners II, L.P. ("Restart II"); Restart Partners III, L.P. ("Restart III"); Restart Partners IV, L.P. ("Restart IV"); Restart Partners V, L.P. ("Restart V"); Endowment Restart, L.L.C. ("Endowment"); Betje Partners ("Betje"); Phoenix Partners, L.P. ("Phoenix"); and Phaeton BVI ("Phaeton"), respectively. Mr. Waterfall is president and Mr. Morgens is chairman of Morgens, Waterfall, Vintiadis & Co., Inc., which is the investment advisor to Betje and Phaeton; they are also managing members of MW

      Capital. L.L.C., the general partner of MWIP; the president and chairman, respectively, of Prime Inc., the general partner of each of Prime Group, L.P., Prime Group II, L.P., Prime Group III, L.P., Prime Group IV, L.P. and Prime Group V, L.P., the general partners of Restart, Restart II, Restart III, Restart IV and Restart V, respectively; managing members of MW Management, L.L.C., the general partner of Phoenix; and managing member of Endowment Prime, L.L.C., the managing member of Endowment. The information provided above was obtained from Forms 4 dated November 12, 1997.

           (b) The following table sets forth certain information as of March 18, 1998 with respect to the beneficial ownership of the Company's Common Stock by each director, each of the Named Officers and by all directors and executive officers of the Company as a group. Unless otherwise noted, the address of each beneficial owner named below is the Company's corporate address.


                                                                   Percentage of
Names and Address                            Number of Shares      Ownership of
of Beneficial Owners                        Beneficially Owned     Common Stock
--------------------                        ------------------     ------------

Mark B. Dickstein                               1,261,922(1)             37.1%
c/o Dickstein Partners Inc.
660 Madison Avenue 16th Floor
New York, NY 10021

Mark Kaufman                                        1,000(2)             (3)

John J. Pomerantz                                    --                --

John A. Ward                                         --                --

Clifford B. Cohn                                     --                --

William J. Nightingale                               --                --

Robert L. Sind                                       --                --

Catharine Bandel-Wirtshafter                       23,353(4)             (3)

Dominick Felicetti                                   --                --

Warren T. Wishart                                    --                --

Officers and Directors as a group (9            1,262,922                37.1%
persons)

------------------
(1)   See  footnote  (1) to table (a) under the caption  "Security  Ownership of
      Certain   Beneficial  Owners  and  Management"  for  certain   information
      concerning Mr. Dickstein's beneficial ownership of Common Stock.

(2)   Does not include any of the shares included in footnote (1).

(3)   Less than 1% of the outstanding Common Stock.

(4)   Consists of currently exercisable stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

           Bear, Stearns & Co. Inc. ("Bear Stearns") and its affiliates have rendered the following advisory services to the Company. Bear Stearns Asset Management, a division of Bear Stearns, acts as investment manager for the Company's 401(k) Savings Plan and Retirement Plan and receives fees therefor. Michael L. Tarnopol, a director of the Company until June 1997, is a Senior Managing Director and a member of the Executive Committee of Bear Stearns and a director and Executive Vice President of The Bear Stearns Companies, Inc., an affiliate of Bear Stearns.

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------

      (a)   Documents filed as part of this report:

            (1)   Financial Statements:

                  The Consolidated Financial Statements are set forth in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 hereof.

            (2)   Financial Statement Schedule:

                  The Financial Statement Schedule is set forth on the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 hereof.

            (3)   Exhibits:

                  Exhibits are set forth on the "Index to Exhibits" on page E-1 hereof.

      (b)   Reports on Form 8-K:

            Since the end of the third quarter of 1997, the Company has not filed any Current Reports on Form 8-K.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 31st day of March, 1998.

                                                  THE LESLIE FAY COMPANY, INC.

                                                  By: /s/ John J. Pomerantz
                                                      -------------------------
                                                      John J. Pomerantz
                                                      Chief Executive Officer
                                                      and Chairman of the
                                                      Board of Directors


           Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

   Signatures                      Title                    Date


/s/  John J. Pomerantz        Chief Executive Officer and         March 31, 1998
---------------------------   Chairman of the Board of
John J. Pomerantz             Directors



/s/ Warren T. Wishart         Chief Financial and Accounting      March 31, 1998
---------------------------   Officer
Warren T. Wishart



/s/ John A. Ward              Director                            March 31, 1998
---------------------------
John A. Ward



/s/ Clifford B. Cohn          Director                            March 31, 1998
---------------------------
Clifford B. Cohn



/s/ Mark B. Dickstein         Director                            March 31, 1998
---------------------------
Mark B. Dickstein



/s/ Mark Kaufman              Director                            March 31, 1998
---------------------------
Mark Kaufman



/s/ William Nightingale       Director                            March 31, 1998
---------------------------
William Nightingale



/s/ Robert L. Sind            Director                            March 31, 1998
---------------------------
Robert L. Sind

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                        Page No.

Report of Independent Public Accountants                                  F-2

Consolidated Financial Statements:

           Consolidated Balance Sheets                                    F-3

           Consolidated Statements of Operations                          F-4

           Consolidated Statements of Stockholders' (Deficit) Equity      F-5

           Consolidated Statements of Cash Flows                          F-6

           Notes to Consolidated Financial Statements                     F-7

Financial Statement Schedule:

           Schedule II-Valuation and Qualifying Accounts                  F-35

                    Report of Independent Public Accountants


To the Stockholders and Board of Directors of The Leslie Fay Company, Inc.:

We have audited the accompanying consolidated balance sheets of The Leslie Fay Company, Inc. (a Delaware corporation and formerly The Leslie Fay Companies, Inc.) and subsidiaries as of January 3, 1998 and December 28, 1996, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the thirty-one weeks ended January 3, 1998, the twenty-two weeks ended June 4, 1997, and the fiscal years ended December 28, 1996 and December 30, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 2 to the consolidated financial statements, effective June 4, 1997, the Company emerged from protection under chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan which was confirmed by the Bankruptcy Court on April 21, 1997. In accordance with AICPA Statement of Position 90-7, the Company adopted "Fresh Start Reporting" whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of June 4, 1997. As a result, the consolidated financial statements for the periods subsequent to June 4, 1997 reflect the Reorganized Company's new basis of accounting and are not comparable to the Predecessor Company's pre-reorganization consolidated financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Leslie Fay Company, Inc. and subsidiaries as of January 3, 1998 and December 28, 1996, and the results of their operations and their cash flows for the thirty-one weeks ended January 3, 1998, the twenty-two weeks ended June 4, 1997, and the fiscal years ended December 28, 1996 and December 30, 1995 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                         /s/ ARTHUR ANDERSEN LLP

                                                           ARTHUR ANDERSEN LLP
New York, New York
February 27, 1998, except with respect to
Note 6 as to which the date is March 31, 1998

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                   REORGANIZED  |  PREDECESSOR
                                                                                     COMPANY    |    COMPANY
                                                                                    JANUARY 3,  |   DECEMBER 28,
                                                                                       1998     |      1996
                                                                                    ---------   |   ---------
                                     ASSETS                                                     |
Current Assets:                                                                                 |
    Cash and cash equivalents ..................................................    $  18,455   |   $  21,977
    Restricted cash and cash equivalents .......................................        1,358   |        --
    Restricted short term investments ..........................................        2,989   |        --
    Accounts receivable- net of allowances for possible losses of $3,236                        |
        and $15,081, respectively ..............................................        9,747   |      63,456
    Inventories ................................................................       26,701   |     104,383
    Prepaid expenses and other current assets ..................................          807   |       2,290
    Assets of product lines held for sale or disposition .......................         --     |       3,003
                                                                                    ---------   |   ---------
        Total Current Assets ...................................................       60,057   |     195,109
    Property, plant and equipment, at cost, net of accumulated                                  |
        depreciation of $14 and $19,549, respectively ..........................          845   |      17,575
    Excess of purchase price over net assets acquired-net of accumulated                        |
        amortization of $-0- and $10,848, respectively .........................         --     |      23,795
    Deferred charges and other assets ..........................................          149   |       1,182
                                                                                    ---------   |   ---------
    Total Assets ...............................................................    $  61,051   |   $ 237,661
                                                                                    =========   |   =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                |
Current Liabilities:                                                                            |
    Accounts payable ...........................................................    $  11,530   |   $  20,341
    Accrued expenses and other current liabilities .............................        4,542   |      23,154
    Accrued expenses and other current confirmation liabilities ................        4,347   |        --
    Income taxes payable .......................................................           25   |         634
    Current portion of capitalized leases ......................................          160   |        --
    Direct liabilities of product lines held for sale or disposition ...........         --     |       1,577
                                                                                    ---------   |   ---------
        Total Current Liabilities ..............................................       20,604   |      45,706
    Excess of revalued net assets acquired over equity under fresh-start                        |
        reporting, net of accumulated amortization of $2,667 ...................       11,041   |        --
    Long term debt-capitalized leases ..........................................           49   |        --
    Deferred liabilities .......................................................          143   |        --
    Liabilities subject to compromise ..........................................         --     |     337,433
                                                                                    ---------   |   ---------
    Total Liabilities ..........................................................       31,837   |     383,139
                                                                                    ---------   |   ---------
                                                                                                |
Commitments and Contingencies                                                                   |
                                                                                                |
Stockholders' (Deficit) Equity:                                                                 |
    Preferred stock, $.01 and $-0- par value,  respectively ; 500 and -0- shares
        authorized, respectively ; no shares issued                                             |
        and outstanding ........................................................         --     |        --
     Common stock, $.01 and  $1 par value, respectively; 9,500 and                              |
         50,000 shares authorized, respectively; 3,400 and 20,000                               |
         shares issued and outstanding, respectively ...........................           34   |      20,000
     Capital in excess of par value ............................................       25,871   |      49,012
     Accumulated retained earnings (deficit) ...................................        3,309   |    (202,105)
     Foreign currency translation adjustment ...................................         --     |         581
                                                                                    ---------   |   ---------
         Subtotal ..............................................................       29,214   |    (132,512)
     Treasury stock, at cost -0- and 1,228 shares, respectively ................         --     |     (12,966)
                                                                                    ---------   |   ---------
         Total Stockholders' (Deficit) Equity ..................................       29,214   |    (145,478)
                                                                                    ---------   |   ---------
     Total Liabilities and Stockholders' (Deficit) Equity ......................    $  61,051   |   $ 237,661
                                                                                    =========   |   =========

       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 REORGANIZED  |
                                                                   COMPANY    |                PREDECESSOR COMPANY
                                                                ------------  |   ----------------------------------------------
                                                                 THIRTY-ONE   |    TWENTY-TWO       FIFTY-TWO        FIFTY-TWO
                                                                WEEKS ENDED   |   WEEKS ENDED      WEEKS ENDED      WEEKS ENDED
                                                                  JANUARY 3,  |      JUNE 4,       DECEMBER 28,     DECEMBER 30,
                                                                    1998      |       1997             1996             1995
                                                                ------------  |   ------------     ------------     ------------
Net Sales ..................................................    $     73,091  |   $    197,984     $    429,676     $    442,084
Cost of Sales ..............................................          58,719  |        147,276          331,372          345,891
                                                                ------------  |   ------------     ------------     ------------
    Gross profit ...........................................          14,372  |         50,708           98,304           96,193
                                                                ------------  |   ------------     ------------     ------------
Operating Expenses:                                                           |
    Selling, warehouse, general and                                           |
        administrative expenses ............................          13,650  |         35,459           79,570           92,832
    Depreciation and amortization expense ..................              14  |          2,090            4,654            6,154
        Total operating expenses ...........................          13,664  |         37,549           84,224           98,986
    Other (income) .........................................            (947) |         (1,196)          (3,885)          (4,028)
    Amortization of excess revalued net assets                                |
        acquired over equity ...............................          (2,667) |           --               --               --
                                                                ------------  |   ------------     ------------     ------------
    Total operating expenses, net ..........................          10,050  |         36,353           80,339           94,958
                                                                ------------  |   ------------     ------------     ------------
    Operating income .......................................           4,322  |         14,355           17,965            1,235
                                                                              |
Interest and Financing Costs (excludes contractual                            |
    interest of $-0-, $7,513, $18,031 and $18,031,                            |
    respectively) ..........................................             336  |          1,372            3,932            3,262
                                                                ------------  |   ------------     ------------     ------------
Income(loss) before reorganization costs, taxes,                              |
    gain on sale, fresh-start revaluation and                                 |
    extraordinary item .....................................           3,986  |         12,983           14,033           (2,027)
                                                                              |
Reorganization Costs .......................................            --    |          3,379            5,144           16,575
                                                                ------------  |   ------------     ------------     ------------
                                                                              |
    Income (loss) before taxes, gain on sale,                                 |
        fresh-start revaluation and extraordinary                             |
        item ...............................................           3,986  |          9,604            8,889          (18,602)
                                                                              |
Provision (Benefit) for taxes ..............................             677  |            451             (839)            (761)
                                                                ------------  |   ------------     ------------     ------------
                                                                              |
    Net Income (loss) before gain on sale, fresh-                             |
        start revaluation and extraordinary item ...........           3,309  |          9,153            9,728          (17,841)
                                                                              |
Gainon disposition of Sassco Fashions line (net of $3,728 of                  |
    income taxes), loss on revaluation of assets pursuant to                  |
    adoption of fresh-start reporting and extraordinary                       |
    gain on debt discharge .................................            --    |        136,341             --               --
                                                                ------------  |   ------------     ------------     ------------
                                                                              |
    Net Income (Loss) ......................................    $      3,309  |   $    145,494     $      9,728     ($    17,841)
                                                                ============  |   ============     ============     ============
                                                                              |
    Net Income (Loss) per Share - Basic ....................    $       0.97  |              *     $       0.52     ($      0.95)
                                                                ============  |   ============     ============     ============
               - Diluted ...................................    $       0.85  |              *     $       0.52     ($      0.95)
                                                                ============  |   ============     ============     ============
                                                                              |
Weighted Average Shares Outstanding - Basic ................       3,400,000  |              *       18,771,836       18,771,836
                                                                ============  |   ============     ============     ============
               - Diluted ...................................       3,888,692  |              *       18,771,836       18,771,836
                                                                ============  |   ============     ============     ============


             *Earnings per share is not presented for the twenty-two
               weeks ended June 4, 1997 because such presentation would not be meaningful. The old stock was canceled under the plan of reorganization and the new stock was not issued until the consummation date.

       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

[TABLE 1 OF 2]

                                                                                         EXCESS OF
                                                                                        ACCUMULATED
                                                                                          PENSION                         FOREIGN
                                                COMMON STOCK             CAPITAL IN      OBLIGATION     ACCUMULATED       CURRENCY
                                        ---------------------------      EXCESS OF       OVER PLAN        (DEFICIT)     TRANSLATION
                                           SHARES        PAR VALUE       PAR VALUE        ASSETS           EQUITY        ADJUSTMENT
                                        -----------     -----------     -----------     -----------     -----------     -----------
BALANCE AT JANUARY 1, 1995               20,000,000     $    20,000     $    49,012     $      --       ($  193,992)    $        11
Fiscal Year 1995
   Net Loss                                    --              --              --              --           (17,841)           --
   Deferred Pension Liability                  --              --              --              (214)           --              --
   Foreign Currency Translation
      Adjustments                              --              --              --              --              --                82
                                        -----------     -----------     -----------     -----------     -----------     -----------

BALANCE AT DECEMBER 30, 1995             20,000,000     $    20,000     $    49,012            (214)    ($  211,833)    $        93
Fiscal Year 1996
   Net Income                                  --              --              --              --             9,728            --
   Deferred Pension Liability Write-
      Off                                      --              --              --               214            --              --
   Foreign Currency Translation
      Adjustments                              --              --              --              --              --               488
                                        -----------     -----------     -----------     -----------     -----------     -----------

BALANCE AT DECEMBER 28, 1996             20,000,000     $    20,000     $    49,012     $      --       ($  202,105)    $       581
   Twenty-Two Weeks Ended June 4,

   Net Income                                  --              --              --              --           145,494            --
   Revaluation Adjustment                      --              --              --              --            56,611            --
   Extinguishment of Old Stock          (20,000,000)        (20,000)        (49,012)           --              --              (581)
   New Stock Issuance                     3,400,000              34          24,966            --              --              --
   Foreign Currency Translation
      Adjustments                              --              --              --              --              --              --
                                        -----------     -----------     -----------     -----------     -----------     -----------

REORGANIZED AS OF JUNE 4, 1997            3,400,000     $        34     $    24,966     $      --       $      --       $      --
                                        ===========     ===========     ===========     ===========     ===========     ===========

Balance at June 4, 1997                   3,400,000     $        34     $    24,966     $      --       $      --       $      --
Thirty-One Weeks Ended January 3,

   Net Income                                  --              --              --              --             3,309            --
   Use of Pre-Consummation
      Deferred Taxes                           --              --               554            --              --              --
   SFAS No. 123 - Stock Option
      Compensation                             --              --               351            --              --              --
                                        -----------     -----------     -----------     -----------     -----------     -----------

BALANCE AT JANUARY 3, 1998                3,400,000     $        34     $    25,871     $      --       $     3,309     $      --
                                        ===========     ===========     ===========     ===========     ===========     ===========



[TABLE 2 OF 2]


                                                                          TOTAL
                                             TREASURY STOCK             STOCKHOLDERS'
                                        ---------------------------      (DEFICIT)
                                          SHARES           AMOUNT         EQUITY
                                        -----------     -----------     -----------
BALANCE AT JANUARY 1, 1995                1,228,164     ($   12,966)    ($  137,935)
Fiscal Year 1995
   Net Loss                                    --              --           (17,841)
   Deferred Pension Liability                  --              --              (214)
   Foreign Currency Translation
      Adjustments                              --              --                82
                                        -----------     -----------     -----------

BALANCE AT DECEMBER 30, 1995              1,228,164     ($   12,966)    ($  155,908)
Fiscal Year 1996
   Net Income                                  --              --             9,728
   Deferred Pension Liability Write-
      Off                                      --              --               214
   Foreign Currency Translation
      Adjustments                              --              --               488
                                        -----------     -----------     -----------

BALANCE AT DECEMBER 28, 1996              1,228,164     ($   12,966)    ($  145,478)
   Twenty-Two Weeks Ended June 4,
                                                                               1997
   Net Income                                  --              --           145,494
   Revaluation Adjustment                      --              --            56,611
   Extinguishment of Old Stock           (1,228,164)         12,966         (56,627)
   New Stock Issuance                          --              --            25,000
   Foreign Currency Translation
      Adjustments                              --              --              --
                                        -----------     -----------     -----------

REORGANIZED AS OF JUNE 4, 1997          $      --       $      --       $    25,000
                                        ===========     ===========     ===========

Balance at June 4, 1997                        --       $      --       $    25,000
Thirty-One Weeks Ended January 3,
                                                                               1998
   Net Income                                  --              --             3,309
   Use of Pre-Consummation
      Deferred Taxes                           --              --               554
   SFAS No. 123 - Stock Option
      Compensation                             --              --               351
                                        -----------     -----------     -----------

BALANCE AT JANUARY 3, 1998              $      --       $      --       $    29,214
                                        ===========     ===========     ===========



       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                 REORGANIZED |
                                                                   COMPANY   |            PREDECESSOR COMPANY
                                                                  ---------  |   -------------------------------------
                                                                 THIRTY-ONE  |  TWENTY-TWO     FIFTY-TWO     FIFTY-TWO
                                                                 WEEKS ENDED |  WEEKS ENDED   WEEKS ENDED   WEEKS ENDED
                                                                  JANUARY 3, |    JUNE 4,     DECEMBER 28,  DECEMBER 30,
                                                                    1998     |     1997          1996          1995
                                                                  ---------  |   ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                                        |
   Net income (loss) .........................................    $   3,309  |   $ 145,494     $   9,728     ($ 17,841)
   Adjustments to reconcile net income (loss) to net cash                    |
      (used in) provided by operating activities:                            |
      Depreciation and amortization ..........................           14  |       2,222         4,971         7,116
      Amortization of excess net assets acquired over equity .       (2,667) |        --            --            --
      Deferred taxes .........................................         --    |        --          (1,103)       (1,811)
      Provision for possible losses on accounts receivable ...         (182) |         199           433         1,254
      Provision for compensation under stock option grants ...          351  |        --            --            --
      (Gain) on sale of fixed assets .........................         --    |        (347)         --            --
      Decrease (increase) in:                                                |
        Restricted short-term investments ....................       (2,989) |        --            --            --
        Accounts receivable ..................................        6,845  |      (1,248)       (9,296)          494
        Inventories ..........................................       (7,586) |      25,538        (5,600)       11,291
        Prepaid expenses and other current assets ............          377  |         (66)        1,950           (16)
        Income taxes refundable ..............................         --    |        --          10,345        (1,735)
        Deferred charges and other assets ....................         (149) |         125         1,263         1,926
      (Decrease) increase in:                                                |
        Accounts payable, accrued expenses and other current                 |
           liabilities .......................................       (6,544) |      (4,167)      (11,860)        6,902
        Income taxes payable .................................         (806) |      (1,515)         (395)       (1,113)
        Deferred credits and other noncurrent liabilities ....          143  |         374           470          (243)
      Changes due to reorganization activities:                              |
        Gain on disposition of Sassco Fashions line, fresh-                  |
           start revaluation and extraordinary gain on debt                  |
           discharge .........................................         --    |    (136,341)         --            --
        Reorganization costs .................................         --    |       3,379         5,144        16,575
        Payment of reorganization costs ......................         --    |        (917)       (7,757)      (25,792)
        Use of pre-consummation deferred taxes ...............          554  |        --            --            --
                                                                  ---------  |   ---------     ---------     ---------
           Total adjustments .................................      (12,639) |    (112,764)      (11,435)       14,848
                                                                  ---------  |   ---------     ---------     ---------
           Net cash (used in) provided by operating activities       (9,330) |      32,730        (1,707)       (2,993)
                                                                  ---------  |   ---------     ---------     ---------
                                                                             |
CASH FLOWS FROM INVESTING ACTIVITIES:                                        |
   Capital expenditures ......................................         (859) |      (3,731)       (8,640)       (3,977)
   Proceeds from sale of assets ..............................         --    |         467          --            --
   Proceeds from sale of Castleberry .........................         --    |         600          --            --
   Cash paid to sell/transfer the Sassco Fashions line .......         --    |     (10,963)         --            --
   Proceeds from sale of Next Day Apparel (net of cash                       |
      provided of $405) ......................................         --    |        --            --           3,081
                                                                  ---------  |   ---------     ---------     ---------
           Net cash (used in) investing activities ...........         (859) |     (13,627)       (8,640)         (896)
                                                                  ---------  |   ---------     ---------     ---------
                                                                             |
CASH FLOWS FROM FINANCING ACTIVITIES:                                        |
   Proceeds from borrowings ..................................         --    |        --          55,170        11,940
   Repayment of borrowings ...................................         --    |        --         (55,170)       (8,440)
   Repayment of long-term debt ...............................         (135) |        --            --            --
   Payment of obligations under the Plan of Reorganization ...      (10,943) |        --            --            --
                                                                  ---------  |   ---------     ---------     ---------
           Net cash (used in) provided by financing activities      (11,078) |        --            --           3,500
                                                                  ---------  |   ---------     ---------     ---------
                                                                             |
   Net (decrease) increase in cash and cash equivalents ......      (21,267) |      19,103       (10,347)         (389)
                                                                             |
   Cash and cash equivalents, at beginning of period .........       41,080  |      21,977        32,324        32,713
                                                                  ---------  |   ---------     ---------     ---------
                                                                             |
   Cash and cash equivalents, at end of period ...............    $  19,813  |   $  41,080     $  21,977     $  32,324
                                                                  =========  |   =========     =========     =========


       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND ORGANIZATION, RESTATEMENT OF PRIOR FINANCIAL STATEMENTS AND RELATED EVENTS:

           The consolidated financial statements included herein have been prepared by The Leslie Fay Company, Inc. (formerly The Leslie Fay Companies, Inc.) and subsidiaries (The Leslie Fay Company, Inc. being sometimes individually referred to, and together with its subsidiaries collectively referred to, as the "Company" as the context may require), in accordance with generally accepted accounting principles, which, for certain financial statement accounts, requires the use of management's estimates. Actual results could differ from those estimates. The Company's fiscal year ends on the Saturday closest to December 31st. The fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995 included 53, 52 and 52 weeks, respectively.

           As a result of the consummation of the Joint Plan of Reorganization ("the Plan" - see Note 2) and the adoption of fresh-start reporting under the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company reported its financial results for the twenty-two weeks ended June 4, 1997. This period contains financial statements and notes, including the effects of the adoption of fresh-start reporting and consummation of the Plan. The significant fresh-start reporting adjustments are summarized in
Note 2.

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

2.    REORGANIZATION CASE AND FRESH-START REPORTING:

           On April 5, 1993 ("the Filing Date"), The Leslie Fay Companies, Inc. ("Leslie Fay") and each of Leslie Fay Licensing Corp., Spitalnick Corp. and Hue, Inc., wholly-owned subsidiaries of Leslie Fay (collectively the "Debtors"), filed a voluntary petition under chapter 11 of the Bankruptcy Code (the "Bankruptcy Code"). The Debtors operated their businesses as debtors in possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Pursuant to an order of the Bankruptcy Court, the individual chapter 11 cases were consolidated for procedural purposes only and were jointly administered by the Bankruptcy Court.

           On November 15, 1995, Leslie Fay Retail Outlets, Inc.; Leslie Fay Factory Outlet (Alabama), Inc.; Leslie Fay Factory Outlet (California), Inc.; Leslie Fay Factory Outlet (Iowa), Inc.; and Leslie

Fay Factory Outlet (Tennessee), Inc., all wholly-owned subsidiaries of Leslie Fay (collectively referred to as the "Retail Debtors") filed voluntary petitions under chapter 11 of the Bankruptcy Code. The Retail Debtors operated their businesses as debtors in possession following the November 15, 1995 filing date while pursuing an orderly liquidation of their assets, also under chapter 11 of the Bankruptcy Code.

           In the chapter 11 cases, substantially all liabilities as of the Filing Date were subject to compromise under the Plan. As part of the cases, the Debtors and Retail Debtors notified all known claimants for the purpose of identifying all pre-petition claims against them. Pursuant to orders of the Bankruptcy Court, all proofs of claim were required to be filed by December 10, 1993 against the Debtors and December 12, 1995 against the Retail Debtors. Excluded from the requirement to file by the December 10, 1993 bar date, among others, were certain claims by the Internal Revenue Service ("IRS"), which were required to be filed by March 31, 1995. On April 8, 1996, the Debtors and Retail Debtors filed amended schedules of liabilities with the Bankruptcy Court which established May 8, 1996 as the supplemental bar date for certain creditors.

           On October 31, 1995, the Debtors and the Committee of Unsecured Creditors (the "Creditors Committee") filed the Plan pursuant to chapter 11 of the Bankruptcy Code. The Plan was subsequently amended on March 13, 1996, December 5, 1996, February 3, 1997 and February 28, 1997. On December 5, 1996, the Debtors filed a Disclosure Statement for the Amended Joint Plan of Reorganization pursuant to chapter 11 of the Bankruptcy Code (the "Disclosure Statement"), which was also subsequently amended on February 3, 1997 and February 28, 1997. The Plan provided for, among other things, the separation of the Debtors' estates and assets into two separate reorganized entities. Under the Plan, stockholders of the Company would not retain or receive any value for their interest. The Debtors obtained Bankruptcy Court approval of the Disclosure Statement on February 28, 1997. The Plan was approved by the creditors and on April 21, 1997, the Bankruptcy Court confirmed the Plan.

           The total number of claims, after resolution of the claims objection process, approximated 4,300 and the claims value aggregated approximately $338,000,000. The principal categories of claims classified as Liabilities subject to compromise in the consolidated balance sheet at December 28, 1996 are identified below.


                Liabilities Subject to Compromise             December 28, 1996
                ---------------------------------             -----------------
                                                                (In thousands)
            Trade and expense payable                              $  42,187
            Unsecured debt                                           253,004
            Accrued interest                                              82
            Other claims                                              42,160
                                                                   ---------
               Total                                               $ 337,433
                                                                   =========

           The Company had accrued $13,366,000 in 1993 for interest on pre-petition debt accrued during the post-petition period, even though all or a significant portion of such interest may not have been payable or paid as a consequence of the Bankruptcy Code, which excuses such an obligation under certain circumstances. For this reason, the Company decided not to accrue interest on pre-petition debt in 1995 and 1994, and the interest payable was reflected in pre-petition liabilities at December 29, 1995. The Plan did not provide for the payment of this interest and, accordingly, this liability was reclassified to provide for other claims, including an additional withdrawal liability from a union retirement plan.

           On June 4, 1997 (the "Consummation Date"), the Plan was consummated by the Company 1) transferring the equity interest in both the Company and Sassco Fashions, Ltd. ("Sassco"), which changed its name to Kasper A.S.L., Ltd. on November 5, 1997, to its creditors in exchange for relief from the aggregate amount of the claims estimated at $338,000,000; 2) assigning to certain creditors the ownership rights to notes aggregating $110,000,000 payable by Sassco; and 3) transferring the assets (including $10,963,000 of cash) and liabilities of the Company's Sassco Fashions product line to Sassco and the assets and liabilities of its Dress and Sportswear product lines to three wholly-owned subsidiaries of the Company. In addition, the Company retained approximately $41,080,000 in cash of which $23,580,000 was to pay administrative claims as defined in the Plan. As provided for in the Plan, the Company issued seventy-nine (79%) percent of its 3,400,000 new shares to its creditors in July 1997. The remaining twenty-one (21%) percent is being held back pending the resolution of certain litigation before the Bankruptcy Court. The existing stockholders of the Company at June 4, 1997 did not retain or receive any value for their equity interest in the Company. Reference is made to the Exhibits attached hereto, and Item 1 - Recent Developments contained in the Company's Form 10-K for the fiscal year ended December 28, 1996 for a copy of the Plan and a summary of Plan provisions, respectively.

           In accordance with the Plan, the remaining Liabilities subject to compromise were discharged and the Company recognized a gain of $73,541,000, which is reflected as an Extraordinary Gain on Debt Discharge in the consolidated statement of operations for the twenty-two weeks ended June 4, 1997.

Fresh-Start Reporting
---------------------

           Pursuant to the guidelines provided by SOP 90-7, the Company adopted fresh-start reporting and reflected the consummation distributions under its Plan in the consolidated balance sheet as of June 4, 1997 (the effective date of the consummation of the Plan for accounting purposes). Under fresh-start reporting, the Company's reorganization value of $25,000,000 was allocated to its net assets on the basis of the purchase method of accounting.

           The significant fresh-start reporting adjustments are summarized as follows:

            1. Cancellation of the old common stock pursuant to the Plan against the accumulated deficit.

            2. Allocation of the fair market value of the identifiable net assets in excess of the reorganization value (negative goodwill) in accordance with the purchase method of accounting. The negative goodwill amount remaining after reducing non-current assets acquired to zero was recorded as a deferred credit, "Excess of revalued net assets acquired over equity under fresh-start reporting" and is being amortized over three (3) years.

           The resulting charge of $27,010,000 from all the fresh-start adjustments, including the write-off of all revalued noncurrent assets (but excluding the write-off of the old stock for $56,611,000), is presented as "loss on revaluation of assets pursuant to adoption of fresh-start reporting" in the consolidated statement of operations for the twenty-two weeks ended June 4, 1997.

           The fresh-start reporting reorganization value of $25,000,000 was established as the midpoint of a range ($20,000,000 - $30,000,000) established by the Company's financial advisors. The calculation of the range was based on a five-year analysis of the Company's projected operations for the remaining operating product lines (fiscal years ended 1996 - 2001), which was prepared by management, and a discounted cash flow methodology was applied to those numbers.

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

           Since fresh-start reporting has been reflected in the accompanying consolidated balance sheet as of January 3, 1998, the consolidated balance sheet as of that date is not comparable in material respects to any such balance sheet for any period prior to June 4, 1997.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)   BUSINESS -

           The Company is principally engaged in the design, manufacture and sale of women's apparel.

(b)   PRINCIPLES OF CONSOLIDATION -

           The  consolidated  financial  statements  include the accounts of the
Company  and  its  subsidiaries.   All  significant  intercompany  balances  and
transactions have been eliminated in consolidation.

(c)   CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

           All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash equivalents. The carrying amount of cash equivalents approximates fair value. Short term investments consists of a one year U.S. Treasury Note maturing on June 30, 1998. This note will be held to maturity and as such is valued at cost. At January 3, 1998, $1,358,000 of restricted cash and $2,989,000 in short term investments will be used to pay administrative claims as defined in the Plan.

(d)   INVENTORIES -

           Inventories are valued at the lower of cost (first-in, first-out; "FIFO") or market.

(e)   PROPERTY, PLANT AND EQUIPMENT -

           Land, buildings, fixtures, equipment and leasehold improvements are recorded at cost. Property under capital lease is recorded at the lower of the net present value of the lease payments or the fair market value when acquired. Major replacements or betterments are capitalized. Maintenance and repairs are charged to earnings as incurred. For financial statement purposes, depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

(f)   EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED -

           The Excess of purchase price over net assets acquired first arose in connection with the 1984 leveraged buyout of The Leslie Fay Company and was allocated based upon the applicable product line's proportionate contribution to pretax income. The asset was amortized on a straight-line basis, primarily over a forty year period. On June 4, 1997, in connection with fresh-start reporting requirements the remaining asset of $10,366,000 and the related ($3,106,000) of accumulated amortization was written-off as part of the revaluation adjustments (see Note 2). In 1996, the Company determined the Excess purchase price over net assets acquired of its Castleberry product line was no longer recoverable based on an offer to purchase the Castleberry product line in the fourth quarter. Therefore, the Company recognized reorganization charges of $652,000 to write-down a portion of the excess purchase price over net assets acquired, which the Company believed would be unrecoverable in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

(g) EXCESS OF REVALUED NET ASSETS ACQUIRED OVER EQUITY UNDER FRESH-START REPORTING -

           Upon consummation of the Plan, the Company revalued its assets and liabilities in accordance with the purchase method of accounting. The revalued net assets under fresh-start reporting exceeded the equity value of the Company by $13,708,000. This negative goodwill amount is being amortized over a three
(3) year period.

(h)   FOREIGN CURRENCY TRANSLATION -

           The December 28, 1996 balance sheet accounts of the Company's Canadian and European subsidiaries were translated into U.S. dollars at the current exchange rate. Their income statement accounts were translated at the average exchange rate for the period. Translation adjustments were included in stockholders' (deficit) equity. The Company's Far East subsidiaries were financed by U.S. dollar advances and all of their finished goods sales were to the parent. Accordingly, the functional currency of the Far East subsidiaries was the U.S. dollar, and remeasurement gains and losses (which were not material) were included in determining net income for the period. The effect of exchange rate changes on cash was not significant. All foreign subsidiaries were either closed or spun-off in reorganization prior to June 4, 1997 (see Note 2).

(i)   INCOME TAXES -

           The Leslie Fay Company and its subsidiaries file a consolidated Federal income tax return and record their tax expense and liabilities under the liability method (see Note 7). Under this method, any deferred income taxes recorded are provided for at currently enacted statutory rates on the differences in the basis of assets and liabilities for tax and financial reporting purposes. If recorded, deferred income taxes are classified in the balance sheet as current or non-current based upon the expected future period in which such deferred income taxes are anticipated to reverse.

           No provision has been made for Federal income taxes on approximately $24,200,000 of foreign earnings of subsidiaries, repatriated as a part of the Plan as of June 4, 1997, as the Company's net operating loss carryforward was utilized to offset the extent of the repatriation.

(j)   NET INCOME (LOSS) PER SHARE -

           Net income (loss) per share, throughout the periods presented, is based on the weighted average common shares outstanding and the common stock equivalents that would arise from the exercise of stock options, if dilutive. In March 1997, the FASB issued SFAS No. 128 - "Earnings Per Share", which requires the presentation of net income (loss) per share to be replaced by basic and diluted earnings per share. "Basic earnings (loss) per share" represents net income divided by the weighted average shares outstanding and is consistent with the Company's historical presentations. "Diluted earnings (loss) per share" represents net income (loss) divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards, if dilutive. The Company adopted SFAS No. 128 at June 4, 1997. Restatement of prior periods is not meaningful due to the consummation of the Plan, the extinguishment of the existing stock and the issuance of new stock. Had the provisions of SFAS No. 128 been applied as of December 28, 1996, the Company believes it would not have a material impact on Net Income (Loss) per share.

           As of January 3, 1998, the basic weighted average common shares outstanding is 3,400,000, and the weighted average shares outstanding assuming dilution is 3,888,692. The difference of 488,692 relates to incremental shares issuable relating to dilutive stock options.

(k) COMPREHENSIVE INCOME -

      SFAS No.130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No.130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity which is presented in the consolidated financial statements.

(l)  SEGMENT DISCLOSURE -

           SFAS No. 131, "Disclosures about Segments of and Enterprise and Related Information" was issued in June 1997. This statement is effective for the Company's fiscal year ending January 2, 1999. This statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

(m)  PRIOR YEARS' RECLASSIFICATION -

           Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform with the current year's classifications.

(n)  ACCOUNTING ESTIMATE -

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

4.    INVENTORIES:

           Inventories, net of assets of product lines held for sale and disposition (see Note 12) consist of the following:


                                          January 3,    |     December 28,
                                             1998       |         1996
                                           --------     |       --------
(In thousands)                                          |
                                                        |
Raw materials                              $  9,638     |       $ 33,151
Work in process                               4,540     |          2,711
Finished goods                               12,523     |         68,521
                                           --------     |       --------
                                                        |
   Total inventories                       $ 26,701     |       $104,383
                                           ========     |       ========


           The balances at December 28, 1996 include the inventories related to the Sassco Fashions product line which was subsequently sold.

5.    PROPERTY, PLANT AND EQUIPMENT:

           Property, plant and equipment, net of assets of product lines held for sale and disposition (see Note 12), consist of the following:

                                         January 3, |  December 28,  Estimated
                                            1998    |     1996      Useful Life
                                          --------  |   --------
                         (In thousands)             |
                                                    |
Land and buildings                        $   --    |   $    170    25-40 years
Machinery, equipment and fixtures              284  |     23,395    5 - 10 years
Leasehold improvements                          38  |      9,948    Various
Construction in progress                       537  |      3,611    N/A
                                          --------  |   --------
                                                    |
   Property, plant and equipment, at cost      859  |     37,124
Less: Accumulated depreciation and                  |
   amortization                                (14) |    (19,549)
                                          --------  |   --------
                                                    |
Total property, plant and                           |
    equipment, net                        $    845  |   $ 17,575
                                          ========  |   ========


           The balances at December 28, 1996 include the property, plant and equipment related to the Sassco Fashions product line which was sold/transferred on June 4, 1997 as provided in the Plan. In addition, all non-current assets were written-off at June 4, 1997 under fresh-start reporting (see Note 2).

6.    DEBT:

(a) CIT CREDIT AGREEMENT -

           On June 2, 1997, in preparation  for the  consummation of the Plan, a wholly-owned subsidiary of the Company entered into a two-year financing agreement (the "CIT Credit Agreement") with CIT to provide direct borrowings and to issue letters of credit on the Company's behalf in an aggregate amount not exceeding $30,000,000, with a sublimit on letters of credit of $20,000,000. The CIT Credit Agreement became effective on June 4, 1997 with the consummation of the Plan. Direct borrowings bear interest at prime plus 1.0% (9.5% at January 3,
1998) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. There were no direct borrowings outstanding under the CIT Credit Agreement and approximately $8,514,000 was committed under unexpired letters of credit as of January 3, 1998.

           The CIT Credit Agreement, as amended, contains certain reporting requirements, as well as financial and operating covenants. Financial covenants include the attainment of a current assets to current liabilities ratio, an interest to earnings ratio and minimum earnings. In addition, the CIT Credit Agreement contains certain restrictive covenants, including limitations on the incurrence of additional liens and indebtedness, a prohibition on paying dividends, and limitation on capital expenditures. As collateral for borrowings under the CIT Credit Agreement, the Company has granted to CIT a security interest in substantially all of its assets. The Company is currently in compliance with all requirements contained in the CIT Credit Agreement.

           The Company paid $150,000 in commitment and related fees in connection with the credit facility which was written-off as part of fresh-start reporting. Another $250,000 in commitment fees was paid in June 1997. These fees are being amortized as interest and financing costs over the two year term of the CIT Credit Agreement.

           The provisions of the Company's Credit Agreement with CIT have been modified three times:

           On August 18,  1997,  CIT waived the  provision  contained in section
10.17 of the Credit Agreement that set a minimum ratio of current assets to current liabilities for the quarter ended July 5, 1997. This waiver was required due to the later than anticipated consummation of the Plan of Reorganization that caused a higher level of confirmation expenses to remain unpaid as of July 5, 1997. Such unpaid confirmation expenses were collateralized by an equal amount of cash and securities.

           On February 23, 1998, CIT amended several of the provisions of the Credit Agreement in order to adjust for the fresh start accounting adjustments made in accordance with generally accepted accounting principles following the Company's exit from bankruptcy. As part of the initial financing agreement entered into by the Company with CIT on June 2, 1997, CIT had agreed to make the appropriate amendments caused by "fresh start."

           This February 23, 1998 amendment also included an increase in the level of allowed annual capital expenditures to conform to the Company's requirements.

           On March 31, 1998, CIT amended numerous sections of the Credit Agreement in order to permit the Company to:

                  o Purchase, acquire or invest in businesses, subject to the approval of CIT. Such acquisitions or investments may include the assumption of debt, liens, guarantees, or contingent liabilities.

                  o Pay dividends or repurchase the Company's common stock up to an aggregate amount of $5,000,000 in each fiscal year 1998 and 1999. Such payment may also be limited by not experiencing or incurring an event of default under the Credit Agreement that includes other restrictive covenants. Further, such payment must also leave the Company with no less than $5,000,000 in undrawn availability.

                  o Incur additional capital expenditures to the extent the prior year's actual capital expenditures were less than the amount allowed for that year. The Company's 1997 capital expenditures from June 4, 1997 through the end of the fiscal year were $859,000. This amount was $641,000 below the 1997 covenant. Effectively, this raises the 1998 limit on capital expenditures to $3,141,000.

(b) FNBB CREDIT AGREEMENT/DIP CREDIT AGREEMENT -

           The Company previously had a facility for a $60,000,000 credit agreement with The First National Bank of Boston ("FNBB") and BankAmerica Business Credit, Inc. ("BABC"), as Facility Agents and FNBB as Administrative Agent (the "FNBB Credit Agreement"). In connection with the consummation of the Plan, the Company entered into an agreement (the "Paydown Agreement") with its lenders under the FNBB Credit Agreement to paydown any remaining obligations under the FNBB Credit Agreement and terminate the FNBB Credit Agreement on June 4, 1997. The FNBB Credit Agreement had expired on May 31, 1997, but continued in effect until the consummation of the Plan with the consent of both the lenders and the Company.

           The FNBB Credit Agreement provided for post-petition direct borrowings and the issuance of letters of credit on the Debtors' behalf in an aggregate amount not exceeding $60,000,000, subject to being permanently reduced on a dollar-for-dollar basis for any net cash proceeds received from the sale of assets after March 20, 1995 for which the proceeds exceeded $20,000,000 in the aggregate up to a maximum of $40,000,000 on a cumulative basis. No qualifying asset sales were made which would have reduced the facility borrowing limits. Beginning January 1, 1997, the sublimit on the revolving line of credit was $20,000,000 and the sublimit for letters of credit was $50,000,000.

           There were no direct borrowings outstanding under the FNBB Credit Agreement and approximately $32,169,000 was committed under unexpired letters of credit as of December 28, 1996.

           Direct borrowings bore interest at prime plus 1.5% (9.75% at December 28, 1996) and the FNBB Credit Agreement required a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. The FNBB Credit Agreement, as amended, contained certain reporting requirements, as well as financial and operating covenants through December 28, 1996 related to minimum and maximum inventory levels, capital expenditures and attainment of minimum earnings before reorganization, interest, taxes and depreciation and amortization. As collateral for borrowings under the FNBB Credit Agreement, the Company had granted to FNBB and BABC a security interest in substantially all assets of the Company. In addition, the FNBB Credit Agreement contained certain restrictive covenants, including limitations on the incurrence of additional liens and indebtedness and a prohibition on paying dividends.

           The   Company   incurred   $473,000,   $1,234,000   and   $1,876,000,
respectively, in commitment and related fees in connection with the credit facilities for the twenty-two, fifty-two and fifty-two weeks ended June 4, 1997, December 28, 1996 and December 30, 1995. These fees were amortized as interest and financing costs over the terms of the respective agreements.

(c)   SENIOR DEBT -

           On January 4, 1990, the Company issued $50,000,000 of 9.53% unsecured Senior Notes ("Senior Notes") and $25,000,000 of 10.54% unsecured Senior Subordinated Notes ("Subordinated Notes"), pursuant to note agreements. The Senior Notes and Subordinated Notes were payable in annual installments of $7,142,857 beginning January 1994 and $8,333,333 beginning January 2000, respectively.

The Company defaulted on these notes with its chapter 11 filings and these notes were settled as part of the Plan.

           As a result of the chapter 11 filings (see Notes 1 and 2), all long-term debt outstanding at April 5, 1993 was classified as Liabilities subject to compromise. The Company breached covenants in substantially all of its then existing debt instruments as a result of the accounting irregularities and the chapter 11 filing.

           Debt consisted of the following:


                                                  January 3,   |     December 28,
           (In thousands)                            1998      |        1996
                                                   --------    |      --------
CIT Credit Agreement                               $   --      |      $   --
FNBB Credit Agreement                                  --      |          --
                                                               |
Financing Agreement:                                           |
   Revolver; variable interest                                 |
       rates, due through December 31, 1994            --      |        78,004
   Lines of credit; variable interest rates,                   |
       due through December 31, 1994                   --      |       100,000
                                                               |      --------
         Total debt under financing agreement          --      |       178,004
                                                   --------    |      --------
                                                               |
Senior debt:                                                   |
   Senior notes; 9.53% interest rate, due                      |
        January 15, 2000                               --      |        50,000
   Senior subordinated notes; 10.54% interest                  |
       rate, due January 15, 2002                      --      |        25,000
                                                   --------    |      --------
         Total senior debt                             --      |        75,000
                                                               |      --------
                                                               |
Total debt                                             --      |       253,004
                                                               |
Less: Liabilities subject to compromise                --      |       253,004
                                                               |      --------
                                                               |
    Total long-term debt                           $   --      |      $   --
                                                   ========    |      ========


           In accordance with the Plan, the Liabilities subject to compromise were discharged on June 4, 1997.

7.    INCOME TAXES:

           For the thirty-one, twenty-two, fifty-two and fifty-two weeks ended January 3, 1998, June 4, 1997, December 28, 1996 and December 30, 1995, respectively, the following provisions (benefits) for income taxes were made:

                                                       (In thousands)

                              Thirty-One |  Twenty-Two    Fifty-Two    Fifty-Two
                             Weeks Ended |  Weeks Ended  Weeks Ended  Weeks Ended
                              January 3, |    June 4,    December 28, December 30,
                                 1998    |      1997         1996         1995
                               -------   |    -------      -------      -------
Current:                                 |
             Federal           $   460   |    $ 1,400      $   130      $   (37)
             State                 217   |      2,428           39          100
             Foreign              --     |        351           95          987
                               -------   |    -------      -------      -------
                                   677   |      4,179          264        1,050
                               -------   |    -------      -------      -------
Deferred:                                |
             Federal              --     |       --           --           --
             State                --     |       --           --           --
             Foreign              --     |       --         (1,103)      (1,811)
                               -------   |    -------      -------      -------
                                  --     |       --         (1,103)      (1,811)
                               -------   |    -------      -------      -------
                                         |
Total tax provision (benefit)            |
for income taxes                   677   |      4,179         (839)        (761)
                                         |
Less: Taxes on sale                      |
of Sassco Fashions line           --     |     (3,728)        --           --
                               -------   |    -------      -------      -------
                                         |
Tax provision (benefit)                  |
for income taxes               $   677   |    $   451      $  (839)     $  (761)
                               =======   |    =======      =======      =======

           The Company recognized Federal and state income taxes for the thirty-one weeks ended January 3, 1998 of $677,000. There is no Federal tax provision currently recognizable, other than based on the alternative minimum tax regulations, due to existing net operating loss carryforwards and the benefits of significant temporary differences recognized in the period ended January 3, 1998.

           The Company recognized Federal, state and foreign income taxes for the twenty-two weeks ended June 4, 1997 of $451,000. There is no Federal income tax provision currently recognizable, other than that based on the alternative minimum tax regulations, due to existing net operating loss carryforwards. An additional $3,728,000 of Federal and state taxes were recorded against the Gain on the disposition of the Sassco Fashions product line. For the fifty-two weeks ended December 28, 1996 and December 30, 1995, the Company recognized an income tax credit of $1,103,000 and $1,811,000, respectively, representing a reduction of foreign income tax liabilities as a result of negotiated settlements on prior years' estimated taxes, which offset the Federal, state, local and foreign taxes of $264,000 and $1,050,000 in 1996 and 1995, respectively.

           In connection  with the adoption of fresh start  reporting  (see Note
2), the net book values of all non-current assets existing at the consummation date were eliminated by negative goodwill. As a consequence, tax benefits realized for book purposes for any period after the consummation for cumulative temporary differences, net operating loss carryforwards and tax credit carryforwards existing as of the consummation date will be reported as an addition to paid-in-capital in excess of par value rather than as a reduction in the tax provision in the statement of operations.

           The difference between the Company's effective income tax rate and the statutory Federal income tax rate is as follows:

                       (In thousands, except percentages)

                                Thirty-One  |  Twenty-Two      Fifty-Two      Fifty-Two
                                Weeks Ended |  Weeks Ended     Weeks Ended    Weeks Ended
                                January 3,  |    June 4,      December 28,   December 30,
                                   1998     |      1997           1996           1995
                                 --------   |   ----------      --------      ---------
Tax provision (benefit) for                 |
  income taxes                   $    677   |   $    4,179      $   (839)     $    (761)
                                            |
Income (Loss) before                        |
  provision (benefit) for                   |
  income taxes                   $  3,986   |   $  149,673      $  8,889      $ (18,602)
                                 ========   |   ==========      ========      =========
                                            |
Effective Tax Rate                  17.0%   |         2.8%          9.4%           4.1%
                                            |
Net state tax                       (5.4%)  |        (1.3%)        (0.3%)          0.4%
Net foreign tax                      --     |        (0.2%)        11.3%         (11.4%)
Intangibles                         23.4%   |         --           (7.1%)          7.9%
Operating losses not utilized        --     |         --            --            34.2%
Utilization of net operating                |
  losses                             --     |          35%         23.2%           --
Other                                --     |        (1.3%)        (1.5%)         (0.2%)
                                 --------   |   ----------      --------      ---------
                                            |
Federal statutory rate              35.0%   |        35.0%         35.0%          35.0%
                                 ========   |   ==========      ========      =========

           The amounts comprising the temporary differences (the differences between financial statement carrying values and the tax basis of assets and liabilities) at the end of the respective periods are as follows:

                                                           (In thousands)

                                   Thirty-One  | Twenty-Two     Fifty-Two     Fifty-Two
                                   Weeks Ended | Weeks Ended   Weeks Ended   Weeks Ended
                                   January 3,  |   June 4,     December 28,  December 30,
                                      1998     |     1997          1996          1995
                                    --------   |   --------      --------      --------
Customer reserves and allowances    $  4,108   |   $  3,812      $ 11,550      $ 12,000
Restructuring and investigation          300   |     10,963        30,770        37,700
Depreciation                           6,713   |      7,304         1,700          (300)
Inventory                              2,553   |      2,337        12,640        16,500
Multi-employer pension payments         --     |       --            --            (316)
Worker's compensation                          |
   insurance                             572   |        572         4,280         2,500
Vacation pay accrual                     490   |        421         1,200         1,300
Others                                   308   |        921         1,420         4,500
                                    --------   |   --------      --------      --------
                                               |
Total temporary differences         $ 15,044   |   $ 26,330      $ 63,560      $ 73,884
                                    ========   |   ========      ========      ========

           The following is a summary of the estimated deferred income taxes, i.e., future Federal income tax benefits at currently enacted rates, which have been reflected in the financial statements as indicated below:

                                                      (In thousands, except percentages)

                                      Thirty-One  |  Twenty-Two     Fifty-Two     Fifty-Two
                                      Weeks Ended |  Weeks Ended   Weeks Ended   Weeks Ended
                                      January 3,  |    June 4,    December 28,  December 30,
                                         1998     |     1997          1996          1995
                                       --------   |   --------      --------      --------
Temporary differences                  $ 15,044   |   $ 26,330      $ 63,560      $ 73,884
Tax rate                                     35%  |         35%           35%           35%
                                       --------   |   --------      --------      --------
Tax effect of temporary differences       5,265   |      9,216        22,246        25,859
Valuation Allowance                      (5,265)  |     (9,216)      (22,246)      (25,859)
                                       --------   |   --------      --------      --------
                                                  |
Deferred tax assets recognized         $   --     |   $   --        $   --        $   --
                                       --------   |   --------      --------      --------

           At June 4, 1997 there were consolidated tax net operating losses of approximately $50 million available to offset future taxable income, if any, through fiscal year 2010. The utilization of these loss carryforwards to offset future taxable income is subject to limitation under the "change in control" provision of Section 382 of the Internal Revenue Code. The Company estimated that the annual limitation imposed on the utilization of these loss carryforwards by Section 382 will be approximately $1,500,000 per year, resulting in an aggregate limitation on the use of these loss carryforwards of approximately $21,000,000 through 2010.

           The Company has also generated approximately $9,000,000 of loss carryforwards during the period ended January 3, 1998 as a result of recognizing various cumulative temporary differences arising in prior periods. These loss carryforwards may be available to offset future taxable income, if any, without limitation.

           On February 26, 1996, the Company received $7,970,000 for the refund from the amended tax returns for 1989 through 1991 plus interest of $2,375,000.

8.    COMMITMENTS AND CONTINGENCIES:

(a)   LEASES -

           The Company rents real and personal property under leases expiring at various dates through 2002. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses. Total rent expense charged to operations for the thirty-one, twenty-two, fifty-two and fifty-two weeks ended January 3, 1998, June 4, 1997, December 28, 1996 and December 30, 1995, amounted to $1,365,000, $4,599,000, $8,007,000 and $13,926,000, respectively. All capital lease assets were written-off under fresh-start reporting (see Note 2).

           Minimum annual rental commitments under operating and capitalized leases in effect at January 3, 1998 are summarized as follows:

                                                         Capitalized
     Fiscal          Real               Equipment         Equipment
     Years           Estate             & Other      (including interest)
     -----           ------             -------      --------------------
                                    (In thousands)
      1998            $1,431            $  228            $  160
      1999             1,551               196                54
      2000             1,658               181                18
      2001             1,377               166              --
      2002               342              --                --
                      ------            ------            ------

                      Total minimum lease payments     $ 6,359                          $  771                     $  232
                                                       =======                          ======                     ======

(b)   LEGAL PROCEEDINGS -

           As discussed in Notes 1 and 2, on the Filing Dates, the Company and several of its subsidiaries filed voluntary petitions in the Bankruptcy Court under chapter 11 of the Bankruptcy Code. All civil litigation commenced against the Company and those referenced subsidiaries prior to that date had been stayed under the Bankruptcy Code. By an order dated April 21, 1997 (the "Confirmation Order"), the Bankruptcy Court confirmed the Plan. The Plan was consummated on
June  4,  1997.   Certain   alleged
creditors who asserted age and other discrimination claims against the Company, and whose claims were expunged (the "Claimants") pursuant to an Order of the Bankruptcy Court (see below) appealed the Confirmation Order to the United States District Court for the Southern District of New York. The Company moved to dismiss the appeal from the Confirmation Order and the motion was granted and the appeal was dismissed. An appeal to the United States Court of appeals for the Second Circuit from the Order dismissing the appeal taken by the Claimants subsequently was withdrawn, without prejudice, and may be refiled in the future. In addition, the Claimants and two other persons commenced an adversary proceeding in the Bankruptcy Court to revoke the Confirmation Order. The Company has moved to dismiss the adversary proceeding to revoke the Confirmation Order and that motion has been fully briefed, but has not yet been argued to the Bankruptcy Court.

           Both prior to and subsequent to the Filing Dates, various class action suits were commenced on behalf of persons who were stockholders of the Company prior to April 5, 1993. Any claims against the Company arising out of these suits were discharged as part of, and in accordance with the terms of the Plan.

           The Claimants, who are former employees of the Company who were discharged prior to the filing of the chapter 11 cases, asserted age and other discrimination claims, including punitive damage claims against the Company in the approximate aggregate sum of $80 million. Following a trial on the merits, the Bankruptcy Court expunged and dismissed those claims in their entirety. The Claimants have appealed that decision to the United States District Court for the Southern District of New York, the appeal has been fully briefed and argued and the parties are awaiting a decision.

           Several former employees, who are included among the Claimants in the above-described pending appeal, have commenced an action alleging employment discrimination against certain former officers and directors of the Company in the United States District Court for the Southern District of New York. The Court has dismissed all of the causes of action arising under federal and state statutes, and the only remaining claims are those arising under the New York
City Human Rights Law. Discovery is complete and a pre-trial order has been filed.

           In  addition  to,  and  concurrent   with,  the  proceedings  in  the
Bankruptcy Court, the Company is involved in or settled the following legal proceedings of significance:

           In November 1992, a class action entitled "Stephen Warshaw and Phillis Warshaw v. The Leslie Fay Companies, Inc. et al." was instituted in the United States District Court for the Southern District of New York. In January 1993 and February 1993, the plaintiffs served amended complaints and thereafter twelve other similar actions were commenced against the Company, certain of its officers and directors and its then auditors, BDO Seidman. The complaints in these cases, which purported to be on behalf of all persons who purchased or acquired stock of the Company during the period from February 4, 1992 to and including February 1, 1993, alleged that the defendants knew or should have known material facts relating to the sales and earnings which they failed to disclose and that if these facts had been disclosed, they would have affected the price at which the Company's common stock was traded. A pre-trial order was entered which had the effect of consolidating all of these actions and, in accordance therewith, the plaintiffs have served the defendants with a consolidated class action complaint which, because of the chapter 11 filing by the Company, does not name the Company as a defendant. In March 1994, plaintiffs filed a consolidated and amended class action complaint. This complaint added certain additional parties as defendants, including Odyssey Partners, L.P. ("Odyssey"), and expanded the purported class period from March 28, 1991 to and including April 5, 1993. In March 1995, BDO Seidman filed an answer and cross-claims against certain of the officers and directors of the Company previously named in this action and filed third-party complaints against Odyssey, certain then current and former executives of the Company and certain then current and former directors of the Company. These cross-claims and third-party complaints allege that the Company's senior management and certain of its directors engaged in fraudulent conduct and negligent misrepresentation. BDO Seidman sought contribution from certain of the defendants and each of the third-party defendants if it were found liable in the class action, as well as damages. On March 7, 1997, a stipulation and agreement was signed pursuant to which all parties agreed to settle the above described litigation for an aggregate sum of $34,700,000. The officers' and directors' share of the settlement is covered by the Company's officers' and directors' liability insurance. The settlement specifically provides that the officers and directors deny any liability to the plaintiffs and have entered into the settlement solely to avoid substantial expense and inconvenience of litigation. The Company has no obligations under this settlement. The District Court approved this settlement and signed the final order of dismissal on May 8, 1997. The settlement has been fully consummated.

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

           In February 1993, the United States Attorney for the Middle District of Pennsylvania issued a Grand Jury Subpoena seeking the production of documents as a result of the Company's announcement of accounting irregularities. In 1994, Donald F. Kenia, former Controller of the Company, was indicted by a federal grand jury in the Middle District of Pennsylvania and pled guilty to the crime of securities fraud in connection with the accounting irregularities. On or about October 29, 1996, Paul F. Polishan, former Senior Vice President and Chief Financial Officer of the Company, was indicted by the federal grand jury in the Middle District of Pennsylvania for actions relating to the accounting irregularities. The trial of the case against Paul F. Polishan has not yet occurred.

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

           On February 23, 1996, Albert Nipon and American Pop Marketing Group, Inc. commenced an action against the Company in the United States Bankruptcy Court, Southern District of New York seeking, inter alia, a declaratory judgment with respect to the use of the Company's "Albert Nipon" trademark and tradename. The Company has asserted counter claims. Upon a record of stipulated facts and submissions of memorandum of law, an oral argument on this matter was heard on May 9, 1997. On December 23, 1997, the court ruled in favor of the Company finding the plaintiffs in violation of the Federal and New York Trademark Statutes and of unfair competition under common law. The plaintiffs have appealed and the Company has cross appealed to recover its costs and expenses in the litigation.

(c)   MANAGEMENT AGREEMENTS -

           In connection with the Plan, the Company entered into one-year management contracts with several officers and key employees with annual salaries of $1,900,000.

(d)   CONCENTRATIONS OF CREDIT RISK -

           Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the retail apparel business. For the fifty-three weeks ended January 3, 1998, excluding the Sassco Fashion and Castleberry product lines, three customers of the continuing Leslie Fay business accounted for 33%, 12% and 8% of the reorganized Company's sales. In 1996 for continuing businesses only, three customers accounted for 35%, 19%, and 4.5% of the Company's sales. The Company has established an allowance for possible losses based upon factors surrounding the credit risk of specific customers, historical trends and other information.

           On June 2, 1997 the Company entered into a factoring agreement with CIT, whereby CIT provides a guarantee of collection for all shipments approved by CIT. Under the factoring agreement these receivables are purchased by CIT. On January 3, 1998 the Company's accounts receivable included $8,800,000 due from CIT net of reserves.

9.    STOCKHOLDERS' (DEFICIT) EQUITY

           The authorized common stock of the reorganized Company consists of 9,500,000 shares of common stock with a par value $.01 per share. At June 4, 1997, 3,400,000 shares were issued and outstanding and were being held by the plan administrator in trust. In July 1997, 2,686,000 (79%) of the shares were distributed. The remaining twenty-one (21%) percent is being held back for the benefit of its creditors pending the resolution of certain disputed claims before the Bankruptcy Court. The old common stock was extinguished at June 4, 1997 and the old stockholders of the Company did not retain or receive any value for their equity interest.

           In addition, 500,000 shares of Preferred Stock of the reorganized Company were authorized at June 4, 1997 with a par value of $.01. None of such shares have been issued.

10.        STOCK OPTION PLAN:

           Information regarding the Company's stock option plan is summarized below:


                                        Number of Shares  Option Price Per Share
                                        ----------------  ----------------------
Outstanding at December 30, 1995             148,875         $ 3.31  -  $14.00

Granted                                         --              --   -     --
Exercised or surrendered                        --              --   -     --
Canceled                                     (22,000)          3.50  -   14.00
                                             -------

Outstanding at December 28,1996              126,875           3.31  -   14.00

Termination of old plan                     (126,875)          3.31  -   14.00
Granted                                      508,621           6.18  -   11.50
Exercised or surrendered                        --              --   -     --
Canceled                                        --              --   -     --
                                             -------
Outstanding at January 3, 1998               508,621           6.18  -   11.50

           The Plan provides stock options to certain senior management equal to seventeen and one-half (17.5%) percent of the reorganized Company's common stock outstanding (assuming the exercise of all options). Of this amount, the first ten (10%) or 412,121 options were granted as of June 4, 1997, one-third of which will vest on each of the first three anniversaries of the Consummation Date. In addition, each non-employee director of the Company has been granted 10,000 stock options for a total of 50,000 options. The options may be exercised for between $6.18 and $11.50 per share. The Plan provided that additional options of another two and one-half (2.5%) to seven and one-half (7.5%) percent of common stock (a maximum of 309,091 options) will be granted upon a sale of the Company where the imputed enterprise value exceeds $37,500,000. No options were exercisable at January 3, 1998.

           On or about March 16, 1998, the Compensation Committee of the Compnay's Board of Directors proposed new contracts for four employees: John J. Pomerantz, John A. Ward, Dominick Felicetti and Warren T. Wishart. While no agreement has been completed, and the Board of Directors has not approved the contracts, the proposal included provisions that would restructure the 309,091 of additional options referred to above. The proposal would lower the number of options granted but the grant would not be conditioned upon a sale of the Company.

           Effective as of the Consummation Date, the Company adopted the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Under SFAS No.123 utilizing the fair value based method, compensation cost is measured at the grant date based upon the value of the award and is recognized over the service period. The fair value of the options granted on June 4, 1997 was estimated using the Black-Scholes option pricing model based upon the following assumptions: risk free interest rate of 6.47%, expected life of 5 years, and volatility of 34%. The compensation expense of approximately $1.8 million is being recognized over the service period of three years. Had SFAS No. 123 been adopted prior to the Consummation Date in fiscal years 1995, 1996 and the twenty-two weeks ended June 4, 1997, there would have been no effect on the Company's financial statements.

           The consummation of the Plan terminated all options under a Stock Option Plan which had provided for the grant of up to an aggregate of 1,000,000 shares of its common stock to its key employees. In December 1992, the Board of Directors approved an increase in the aggregate number of shares which could be granted to 1,500,000. This increase was subject to stockholder approval which was never solicited.

           Under the plan, incentive stock options were granted to purchase shares of common stock at not less than the fair market value of such shares at the date of the grant. Additionally, non-qualified options were granted to purchase shares of common stock at an amount not less than 98% of the fair market value of such shares at the date of grant. In general, the options vested over a four year period and were exercisable no later than five years from the date of grant.

11.        RETIREMENT PLANS:

(a)   DEFINED BENEFIT PLAN -

           In January 1992, the Company established a non-contributory defined benefit pension plan covering certain salaried, hourly and commission-based employees. Plan benefits are based upon the participants' salaries and years of service. The plan was amended to freeze benefit accruals effective December 31, 1994 and, in connection with the Company's reorganization, to terminate the plan effective December 31, 1996. Investments are made primarily in U.S. Government obligations and common stock. The following major assumptions were used in the actuarial valuations:


                                         1997      1996      1995
                                         ----      ----      ----
Discount rate                            7.5%      7.5%      8.8%
Long-term rate of return on assets       8.8%      8.8%      8.8%
Average increase in compensation         N/A       N/A       N/A

           Net periodic pension cost recognized in the thirty-one, twenty-two, fifty-two and fifty-two weeks ended January 3, 1998, June 4, 1997, December 28, 1996 and December 30, 1995 were $0, $0, $195,000 and $341,000, respectively. The components of this cost are as follows:

                                   THIRTY-ONE |  TWENTY-TWO     FIFTY-TWO     FIFTY-TWO
                                  WEEKS ENDED |  WEEKS ENDED   WEEKS ENDED   WEEKS ENDED
                                   JANUARY 3, |    JUNE 4,     DECEMBER 28,  DECEMBER 30,
                                      1998    |      1997          1996          1995
                                     -----    |     -----         -----         -----
Service costs                        $--      |     $--           $--           $--
Interest cost                           47    |        38           127           223
Actual return on assets                (74)   |       (98)         (111)          417
Recognition of partial settlement             |
   of pension obligations             --      |      --             106           200
Net amortization and deferral           27    |        60            73          (499)
                                     -----    |     -----         -----         -----
                                              |
     Net periodic pension cost       $--      |     $--           $ 195         $ 341
                                     =====    |     =====         =====         =====

           The following table summarizes the funding status of the plan at January 3, 1998, June 4, 1997, December 28, 1996 and December 30, 1995:

                                                                      (In thousands)

                                         THIRTY-ONE   |  TWENTY-TWO       FIFTY-TWO       FIFTY-TWO
                                        WEEKS ENDED   |  WEEKS ENDED     WEEKS ENDED     WEEKS ENDED
                                         JANUARY 3,   |    JUNE 4,       DECEMBER 28,    DECEMBER 30,
                                            1998      |      1997            1996            1995
                                        ------------  |  -----------     -----------     -----------
Actuarial present value of                            |
benefit obligations:                                  |
                                                      |
Accumulated benefit obligations                       |
      Vested                            $       --    |  $    (1,867)    $    (2,034)    $    (1,639)
      Non-vested                                --    |         --               (97)           (196)
                                        ------------  |  -----------     -----------     -----------
                                                      |
Total accumulated benefit obligation    $       --    |  $    (1,867)    $    (2,131)    $    (1,835)
                                        ============  |  ===========     ===========     ===========
                                                      |
Projected benefit obligation                    --    |       (1,867)         (2,131)         (1,835)
Estimated fair value of assets                  --    |        1,054           1,062           1,359
                                        ------------  |  -----------     -----------     -----------
Excess of projected benefit                           |
     obligation over plan assets                --    |         (813)         (1,069)           (476)
Unrecognized prior service costs                --    |         --              --               262
Unrecognized net loss                           --    |         --              --               313
Additional minimum liability under              --    |         --              --              (575)
     SFAS No. 87                                      |
                                        ------------  |  -----------     -----------     -----------
                                                      |
     Accrued Pension Costs              $       --    |  $      (813)    $    (1,069)    $      (476)
                                        ============  |  ===========     ===========     ===========

           Under the requirements of SFAS No. 87 - "Employers' Accounting for Pensions", an additional minimum pension liability representing the excess of accumulated benefits over plan assets and accrued pension costs, was recognized at December 30, 1995. A corresponding amount was recognized as an intangible asset to the extent of unrecognized prior service costs with the balance recorded as a separate reduction of stockholders' equity. As a result of the plan termination, in the fourth quarter of 1996, the Company recorded an additional $676,000 as reorganization expense to write-off these assets and record an additional liability of $813,000 to fully fund the plan.

(b)   DEFINED CONTRIBUTION PLAN -

           The Company also maintains a qualified voluntary contributory profit sharing plan covering certain salaried, hourly and commission-based employees. Certain Company matching contributions to the plan are mandatory. Other contributions to the plan are discretionary. Total contributions to the plan may not exceed the amount permitted as a deduction pursuant to the Internal Revenue Code. The contributions charged to operations for the thirty-one, twenty-two, fifty-two and fifty-two weeks ended January 3, 1998, June 4, 1997, December 28, 1996 and December 30, 1995 amounted to $75,000, $113,000, $321,000 and $531,000, respectively.

(c) OTHER -

           The Company participates in a multi-employer pension plan. Such plans were underfunded as of January 1, 1994. The plans provide defined benefits to unionized employees. Amounts charged to operations for contributions to the pension funds in 1996 and 1995 amounted to approximately $965,000 and $1,295,000. The Company increased the established reserve within Liabilities subject to compromise in 1996 to the expected settlement of $14,875,000. This claim was settled upon consummation of the Plan.

           The Company does not provide for post-employment or post-retirement benefits other than the plans described above.

12.    ASSETS OF PRODUCT LINES HELD FOR SALE OR DISPOSITION:

           As discussed in Note 2, in connection with the consummation of the Plan, the Company sold or transferred all the assets and liabilities of its Sassco Fashions product line on June 4, 1997 for an estimated exchange value of $230,000,000. This value was the estimated reorganization value of the Sassco Fashions product line which was calculated in a manner similar to the Company's reorganization value (see Note 2). The resulting gain of $89,810,000, net of taxes of $3,728,000, recorded from these transactions is reflected as a Gain from the sale of the Sassco Fashions line in the consolidated statements of operations.

           The assets and liabilities sold and transferred included cash, accounts receivable, inventory, property, plant and equipment, other assets (including the trade name Albert Nipon), accounts payable, accrued expenses and other liabilities related to the Sassco Fashions line. In addition, the Company transferred to Sassco its 100% equity interest in several subsidiaries associated with the Sassco Fashions line. As provided in the Plan, the creditors of the Company became the shareholders of Sassco.

           The gain on the disposition of the assets and liabilities of the Sassco Fashions line is a taxable event and a substantial portion of the net operating loss carryforwards available to the Company was utilized to offset a significant portion of the taxes recognized on this transaction.

           In 1996, the Company decided to sell its Castleberry product line and recorded a restructuring charge of $2,004,000 for its disposition, including $1,100,000 to increase the reserve to cover the write-off of the Excess of purchase price over net assets acquired and projected additional losses on the sale of net assets. On May 26, 1997, the Company sold the assets and liabilities of its Castleberry line for $600,000. The resulting loss of $1,398,000 on the sale was applied against Accrued expenses and other current liabilities at the time of the sale.

           The components of Assets and Direct liabilities of product lines held for sale and disposition at December 28, 1996 include:

                                                                            (In thousands)
                                                                              Continuing   Held
                                                                    Total     Operations   For Sale
                                                                    -----     ----------   --------
Accounts receivable, net                                           $ 63,930    $ 63,456    $    474
Inventories                                                         106,836     104,383       2,453
Prepaid expenses and other current assets                             2,335       2,290          45
Property, plant and equipment, net                                   17,606      17,575          31
Deferred charges and other assets                                     1,182       1,182        --
                                                                                           --------

     Total assets of product lines held for sale or disposition        --          --      $  3,003
                                                                                           ========

Accounts payable                                                   $ 20,521    $ 20,341    $    180
Accrued expenses and other current liabilities                       24,551      23,154       1,397
                                                                                           --------
     Total direct liabilities of product lines held for
           sale or disposition                                                             $   1,577
                                                                                           =========

           Unaudited pro forma consolidated statements for the twenty-two weeks ended June 4, 1997 and for the fiscal year ended December 28, 1996 are presented below and include adjustments to give effect to the sales and the Plan (see Note
2) as if they occurred as of the beginning of the periods presented. A pro forma consolidated balance sheet as of June 4, 1997 is not presented because the transactions recording the Plan and the sale transactions are already reflected in the balance sheet.

           The unaudited pro forma financial statements have been prepared in accordance with guidelines established by the Securities and Exchange Commission. The historical balances were derived from the consolidated statement of operations for the twenty-two weeks ended June 4, 1997 or from the financial statements of the Company included in the December 28, 1996 Form 10-K. All significant intercompany transactions have been eliminated.

           The unaudited proforma adjustments presented in the statements are as follows:


Column Heading            Explanation

Column 1       Historical Operations   The Consolidated  Statement of Operations
                                       as it existed prior to the adjustments.


Column 2       Disposition of Sassco   The  operating   results  of  the  Sassco
                                       Fashions  line  have been  eliminated  to
                                       give effect to the  disposition as of the
                                       beginning   of  the   period   presented,
                                       including  depreciation  expense  on  its
                                       property,   plant   and   equipment,   an
                                       allocated   corporate   charge  based  on
                                       workload by department related to the Sassco Fashions line and direct charges associated with financing fees on its factoring agreement and fees incurred on letters of credit issued on its behalf.
                                       For periods including June 4, 1997, the gain recorded on the disposition of the Sassco Fashions line has been reversed.

Column 3     Sale of Castleberry       The operating  results of the Castleberry
                                       line have been  eliminated to give effect
                                       to the disposition as of the beginning of
                                       the    period    presented,     including
                                       depreciation expense on its property, plant and equipment and an allocated corporate charge based on workload by department related to the Castleberry line.

Column 4     Fresh Start Reporting     To  record  the  estimated  effect of the
                                       Plan as if it had been effective as of the beginning of period presented. This includes adjustments for the following items:

                                       a)  The  elimination  of  the  historical
                                       depreciation  and  amortization  for  the
                                       remaining  product  lines,  including the
                                       amounts   in  cost  of   sales,   on  the
                                       beginning  of period  asset  balances and
                                       the recording of the amortization  credit
                                       for the  "Excess of  revalued  net assets
                                       acquired  over equity  under  fresh-start
                                       reporting"    (assuming   a    three-year
                                       amortization period).

                                       b)   The    elimination   of   historical
                                       reorganization expense that will not be incurred subsequent to the Consummation Date.

                                       c) The elimination of the fresh-start revaluation charge and the reversal of the gain on debt discharge pursuant to the Plan.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (UNAUDITED)

                                                                  TWENTY-TWO WEEKS ENDED JUNE 4, 1997
                                                -----------------------------------------------------------------------
                                                                                                           PRO FORMA
                                                  HISTORICAL   DISPOSITION OF   SALE OF     FRESH START    ADJUSTED
                                                  OPERATIONS       SASSCO     CASTLEBERRY    REPORTING      BALANCE
                                                   ---------     ---------     ---------     ---------     ---------
Net Sales .....................................    $ 197,984     ($136,107)    ($  2,808)    $    --       $  59,069
Cost of  Sales ................................      147,276      (101,573)       (2,262)          (32)       43,409
                                                   ---------     ---------     ---------     ---------     ---------
    Gross profit ..............................       50,708       (34,534)         (546)           32        15,660
                                                   ---------     ---------     ---------     ---------     ---------
Operating Expenses:
    Selling, warehouse, general and
      administrative expenses .................       35,459       (23,666)       (1,000)          250        11,043
    Depreciation and amortization expense .....        2,090        (1,078)          (41)         (971)         --
                                                   ---------     ---------     ---------     ---------     ---------
      Total operating expenses ................       37,549       (24,744)       (1,041)         (721)       11,043

    Other (income) ............................       (1,196)          260          --            --            (936)
    Amortization in excess of revalued net
     assets acquired over equity ..............         --            --            --          (1,905)       (1,905)
                                                   ---------     ---------     ---------     ---------     ---------
Total operating expenses, net .................       36,353       (24,484)       (1,041)       (2,626)        8,202
Operating income ..............................       14,355       (10,050)          495         2,658         7,458
Interesting and Financing Costs (excludes
      contractual interest) ...................        1,372          (595)         --            --             777
                                                   ---------     ---------     ---------     ---------     ---------
Income (loss) before reorganization costs,
      taxes, gain on sale, fresh start
      revaluation and extraordinary item ......       12,983        (9,455)          495         2,658         6,681
Reorganization Costs ..........................        3,379          --              14        (3,393)         --
                                                   ---------     ---------     ---------     ---------     ---------
    Income (loss) before taxes, gain on sale,
      fresh start revaluation and extraordinary
      item ....................................        9,604        (9,455)          481         6,051         6,681
Taxes .........................................          451          (342)         --           1,898         2,007
                                                   ---------     ---------     ---------     ---------     ---------
    Net Income (loss) before gain on sale,
      fresh start revaluation and extraordinary
      item ....................................        9,153        (9,113)          481         4,153         4,674
Gain on disposition of Sassco Fashions line,
  loss on revaluation of assets pursuant to
  adoption of fresh-start reporting and
   extraordinary gain on debt discharge .......      136,341       (99,810)         --         (36,531)         --
                                                   ---------     ---------     ---------     ---------     ---------
    Net Income (loss) .........................    $ 145,494     ($108,923)    $     481     ($ 32,378)    $   4,674
                                                   =========     =========     =========     =========     =========
    Net Income (loss) per Share
    -  Basic...................................         *                                                  $    1.38
                                                   =========                                               =========
    Net Income (loss) per Share
    -  Diluted.................................         *                                                  $    1.21
                                                   =========                                               =========
    Weighted Average
      Shares Outstanding - Basic...............         *                                                  3,400,000
                                                   =========                                               =========
    Weighted Average
      Shares Outstanding - Diluted.............         *                                                  3,862,121
                                                   =========                                               =========

*Earnings per share for the twenty-two weeks ended June 4, 1997 on a historical basis is based on the old stock outstanding. The old stock was canceled under the plan of reorganization and new stock was issued. Earnings per share on a pro forma basis is calculated on the new stock outstanding.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (UNAUDITED)

                                                          FIFTY-TWO WEEKS ENDED DECEMBER 28, 1996
                                             -------------------------------------------------------------------
                                                                                                      PRO FORMA
                                             HISTORICAL   DISPOSITION OF   SALE OF     FRESH START     ADJUSTED
                                             OPERATIONS      SASSCO      CASTLEBERRY    REPORTING      BALANCE
                                              ---------     ---------     ---------     ---------     ---------
Net Sales ................................    $ 429,676     $(311,550)    $  (8,073)    $    --       $ 110,053
Cost of  Sales ...........................      331,372      (238,477)       (6,066)          (85)       86,744
                                              ---------     ---------     ---------     ---------     ---------
    Gross profit .........................       98,304       (73,073)       (2,007)           85        23,309
                                              ---------     ---------     ---------     ---------     ---------
Operating Expenses:
    Selling, warehouse, general and
      administrative expenses ............       79,570       (50,936)       (2,585)          600        26,649
    Depreciation and amortization expense         4,654        (1,982)          (31)       (2,641)         --
                                              ---------     ---------     ---------     ---------     ---------
Total operating expenses, net ............       84,224       (52,918)       (2,616)       (2,041)       26,649
    Other income .........................       (3,885)        1,038          --            --          (2,847)
Amortization in excess revalued net assets
   acquired over equity ..................         --            --            --          (4,572)       (4,572)
Total operating expenses .................       80,339       (51,880)       (2,616)       (6,613)       19,230
                                              ---------     ---------     ---------     ---------     ---------
Operating income .........................       17,965       (21,193)          609         6,698         4,079
Interesting and Financing Costs (excludes
      contractual interest) ..............        3,932        (1,634)         --            --           2,298
                                              ---------     ---------     ---------     ---------     ---------
Income (loss) before fresh-start
      reorganization costs and taxes .....       14,033       (19,559)          609         6,698         1,781
Reorganization Costs .....................        5,144          --          (2,004)       (3,140)         --
                                              ---------     ---------     ---------     ---------     ---------
    Income (loss) before taxes ...........        8,889       (19,559)        2,613         9,838         1,781
Taxes ....................................         (839)          969          --            --             130
                                              ---------     ---------     ---------     ---------     ---------
    Net Income (loss) ....................    $   9,728     $ (20,528)    $   2,613     $   9,838     $   1,651
                                              =========     =========     =========     =========     =========
    Net Income (loss) per Share
    -  Basic..............................         *                                                  $     .49
                                              =========                                               =========
    Net Income (loss) per Share
    -  Diluted*...........................         *                                                  $     .43
                                              =========                                               =========
    Weighted Average Common
      Shares Outstanding - Basic..........         *                                                  3,400,000
                                              =========                                               =========
    Weighted Average
      Shares Outstanding - Diluted........         *                                                  3,862,121
                                              =========                                               =========

*Earnings per share for the fifty-two weeks ended December 28, 1996 on a historical basis is based on the old stock outstanding. The old stock was canceled under the plan of reorganization and new stock was issued. Earnings per share on a pro forma basis is calculated on the new stock outstanding.

13.        REORGANIZATION COSTS:

           The Company recognized reorganization costs during the thirty-one, twenty-two, fifty-two and fifty-two week periods ended January 3, 1998, June 4, 1997, December 28, 1996 and December 30, 1995 as follows:


                                            (In thousands)

                                 THIRTY-ONE  |  TWENTY-TWO    FIFTY-TWO     FIFTY-TWO
                                 WEEKS ENDED |  WEEKS ENDED  WEEKS ENDED   WEEKS ENDED
                                 JANUARY 3,  |    JUNE 4,    DECEMBER 28,  DECEMBER 30,
                                      1998   |     1997         1996         1995
                                    -------- |   --------     --------     --------
Professional fees and other                  |   $  2,951    $  3,719     $  7,995
  costs                                      |
Closed facilities and operations        --   |       --          1,082       10,138
Write-down of excess purchase           --   |       --            652        3,181
  price                                      |
Plan Administration Costs               --   |      1,000         --           --
Retirement plan termination             --   |       --            676         --
Employee retention plan                 --   |       --           (509)        --
Interest income                         --   |       (572)        (476)      (4,739)
                                             |   --------    --------     --------
  Total reorganization costs                 |   $  3,379    $  5,144     $ 16,575
                                             |   ========    ========     ========


           At June 4, 1997, costs of $800,000 were accrued to re-engineer the business processes, review and revise the technology requirements and other related costs to the downsizing and separation of the businesses and $1,000,000 to administer the Plan.

14.        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

           The components of Accrued expenses and other current liabilities, net of direct liabilities of product lines held for sale or disposition (see Note
12), were as follows:


                                              January 3,   |   December 28,
                                                 1998      |       1996
                                               -------     |     -------
Bonus and Profit Sharing                       $ 1,240     |     $ 2,109
Professional Fees                                  601     |         375
Vacation                                           490     |       1,098
Reorganization Costs                               301     |       9,229
Duty                                               399     |       3,626
Other Accrued Confirmation                                 |
   Expenses                                      4,046     |        --
Other                                            1,812     |       6,717
                                               -------     |     -------
      Total                                    $ 8,889     |     $23,154
                                               =======     |     =======

15.        SUPPLEMENTAL CASH FLOW INFORMATION:

           Net cash paid (received) for interest and income taxes for the thirty-one, twenty-two and fifty-two weeks ended January 3, 1998, June 4, 1997, December 28, 1996 and December 30, 1995 were as follows:


                      Thirty-One  | Twenty-Two      Fifty-Two       Fifty-Two
                     Weeks Ended  | Weeks Ended    Weeks Ended     Weeks Ended
                      January 3,  |   June 4,      December 28,    December 30,
                         1998     |    1997            1996            1995
                                  |
Interest               $   367    |   $ 1,412        $ 1,047        $ 2,542
Income taxes               928    |    (2,694)        (7,311)          (218)





16.        UNAUDITED QUARTERLY RESULTS:

Unaudited quarterly financial information for 1997 and 1996 is set forth as follows:

                      (In thousands, except per share data)

  1997                    March       June 4 |     July 5   September     December
                          -----       ------ |     ------   ---------     --------
Net sales               $142,755    $ 55,229 |   $  5,535    $ 41,562    $ 25,994
Gross profit              36,768      13,940 |      1,125       9,730       3,517
Net income (loss)         11,724     133,770 |         73       4,511      (1,275)
Net income (loss)                            |
 per share                                   |
- Basic                     *           *    |   $   0.02    $   1.33      ($0.38)
- Diluted                   *           *    |   $   0.02    $   1.17      ($.033)



  1996                    March       June 4 |     July 5   September     December
                          -----       ------ |     ------   ---------     --------
Net sales               $121,202             |  $ 82,940    $134,907    $ 90,626
Gross profit              29,694             |    19,525      33,511      15,574
                                             |
                                             |
                                             |
Net income (loss)          5,924             |        99       8,045      (4,340)
Net income (loss)                            |
 per share                                   |
 - Basic                       *             |         *           *           *
 - Diluted                     *             |         *           *           *


* Earnings per share is not presented because such presentation would not be meaningful. The old stock was canceled under the Plan of reorganization and the new stock was not issued until the consummation date.

                                                                     SCHEDULE II
                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                 RESERVES    BEGINNING
                                                 RELATED TO   BALANCE
                                    BALANCE AT     SOLD      RELATED TO    COSTS                    BALANCE AT
                                    BEGINNING     PRODUCT    CONTINUING  CHARGED TO                    END
   DESCRIPTION                      OF PERIOD      LINES     OPERATIONS    EXPENSE    DEDUCTIONS    OF PERIOD
                                     --------    --------     --------    --------     --------     --------
THIRTY-ONE WEEKS ENDED
 JANUARY 3, 1998

    Reserve for Allowances           $  2,534        --       $  2,534    $  5,505     ($ 4,941)    $  3,098
    Other Receivable Reserves              88        --             88         (64)        --             24
    Reserve for Discounts (1)             934        --            934        --           (934)        --
    Reserve for Doubtful Accounts         230        --            230        (172)         (10)          48
    Reserve for Returns                    29        --             29         992         (955)          66
                                     --------    --------     --------    --------     --------     --------

    Total Receivable Reserves        $  3,815        --       $  3,815    $  6,261     $ (6,840)    $  3,236
                                     ========    ========     ========    ========     ========     ========

    Taxation Valuation Allowance     $  9,216    $   --       $  9,216    $   --       $ (3,951)    $  5,265
                                     ========    ========     ========    ========     ========     ========

------------------------------------------------------------------------------------------------------------
TWENTY-TWO WEEKS ENDED
 JUNE 4, 1997

    Reserve for Allowances           $  8,619    ($ 6,074)    $  2,545    $  2,952     ($ 2,963)    $  2,534
    Other Receivable Reserves           4,881      (4,212)         669        (581)        --             88
    Reserve for Discounts (1)             588        --            588       3,498       (3,152)         934
    Reserve for Doubtful Accounts         895        (349)         546        (360)          44          230
    Reserve for Returns                    98         (69)          29         488         (488)          29
                                     --------    --------     --------    --------     --------     --------

    Total Receivable Reserves        $ 15,081    ($10,704)    $  4,377    $  5,997      ($6,559)    $  3,815
                                     ========    ========     ========    ========     ========     ========

    Taxation Valuation Allowance     $ 22,246    ($ 8,900)    $ 13,346    $   --       ($ 4,130)    $  9,216
                                     ========    ========     ========    ========     ========     ========

FIFTY-TWO WEEKS ENDED
 DECEMBER 28, 1996

    Reserve for Allowances           $ 14,154    $   --       $ 14,154    $ 37,384     ($42,919)    $  8,619
    Other Receivable Reserves           5,051        --          5,051        (170)        --          4,881
    Reserve for Discounts (2)           2,280        --          2,280      27,827      (29,519)         588
    Reserve for Doubtful Accounts       1,183        --          1,183      (1,074)         786          895
    Reserve for Returns                   423        --            423       9,354       (9,679)          98
                                     --------    --------     --------    --------     --------     --------

    Total Receivable Reserves        $ 23,091    $   --       $23, 091    $ 73,321     ($81,331)    $ 15,081
                                     ========    ========     ========    ========     ========     ========

    Taxation Valuation Allowance     $ 25,859    $   --       $ 25,859    $   --       ($ 3,613)    $ 22,246
                                     ========    ========     ========    ========     ========     ========


(1) On June 2, 1997, the Company entered into a factoring agreement with CIT, whereby CIT provides a guarantee of collection of all shipments approved by CIT. Discounts given are no longer a risk/reserve of the Company as receivables are sold to CIT net of discounts.

(2) On January 23, 1996, the Company entered into a factoring agreement with Heller Financial for its Sassco Fashions product line, whereby Heller provides a guarantee of collection for all shipments approved by Heller. Discounts given by the Company for its Sassco products subsequent to January 23, 1996 were no longer a risk/reserve of the Company as receivables are sold to Heller net of discounts.

================================================================================

                                    Exhibits
                                       to
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Annual Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JANUARY 3, 1998             COMMISSION FILE NO. 1-9196

                          THE LESLIE FAY COMPANY, INC.


           DELAWARE                                             13-3197085
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

           1412 BROADWAY
         NEW YORK, NEW YORK                                       10018
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 221-4000


================================================================================

                          THE LESLIE FAY COMPANY, INC.
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION

2                 Amended Joint Plan of Reorganization.(1)

3.1(a)            Restated Certificate of Incorporation of the Company.(1)

3.1(b)            Amendment to Restated  Certification  of  Incorporation of the
                  Company.(3)

3.2               Amended and Restated By-laws of the Company.(1)

4.1 Revolving Credit Agreement dated June 2, 1997 (the "Revolving Credit Agreement) between Leslie Fay Marketing, Inc. ("LFM") and the CIT Group/Commercial Services, Inc. ("CIT").(1)

4.2 Waiver Agreement dated August 18, 1997 to the Revolving Credit Agreement between LFM and CIT.(5)

4.3 Amendment One dated February 23, 1998 to the Revolving Credit Agreement between LFM and CIT.(5)

4.4 Amendment Two dated March 31, 1998 to the Revolving Credit Agreement between LFM and CIT.(5)

10.1* Employment Agreement dated as of June 4, 1997 between the Company and John J. Pomerantz.(2)

10.2* Employment Agreement dated as of June 4, 1997 between the Company and John Ward.(2)

10.3* Employment Agreement dated as of June 4, 1997 between the Company and Warren T. Wishart.(3)

10.4* Employment Agreement dated as of June 4, 1997 between the Company and Dominick Felicetti.(3)

10.5*             1997 Non-Employee Director Stock Option Plan.(5)

10.6* Severance Agreement dated as of January 9, 1998 between Catharine Bandel-Wirtshafter and the Company.(5)

10.7              Factoring Agreement dated June 4, 1997 between LFM and CIT.(1)

10.8 Lease Agreement dated December 13, 1989 between 1412 Broadway Associates and the Company, modified as of July 31, 1990 and August 1, 1990, for certain premises located at 1412 Broadway, New York, New York.(4)

10.9 Lease Agreement dated August 1, 1997 between John J. Passan and the Company for certain premises located at One Passan Drive, Borough of Laflin, Luzerne County, Pennsylvania.(2)

21                List of Subsidiaries.(5)

27                Financial Data Schedule.(5)

------------------------------

(1) Incorporated by reference to Current Report on Form 8-K for an event dated June 4, 1997.

(2) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended July 5, 1997.

(3) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997.

(4) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

(5)   Filed herewith.

* Management contract or compensation plan or arrangement required to be noted as provided in Item 14(a)3.