Form 10-Q
period 1998-04-04
FAY LESLIE COMPANIES INC
filed 1998-05-19
CIK 796226

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1998

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


There were 3,400,000 shares of Common Stock outstanding at May 15, 1998.


================================================================================

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                                      INDEX
                                                                        Page No.
PART I  - FINANCIAL INFORMATION

Item 1.    Financial Statements:
              Consolidated Balance Sheets as of April 4, 1998
                  and January 3, 1998......................................... 3

              Consolidated Statements of Operations for the
                 Thirteen Weeks Ended April 4, 1998 and the
                  Fourteen Weeks Ended April 5, 1997.......................... 4

              Consolidated Statements of Cash Flows for the
                 Thirteen Weeks Ended April 4, 1998 and the
                  Fourteen Weeks Ended April 5, 1997.......................... 5

              Notes to Consolidated Financial Statements...................... 6

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................... 18

PART II  -  OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 22
Item 2.    Changes in Securities............................................. 22
Item 3.    Defaults Upon Senior Securities................................... 22
Item 4.    Submission of Matters to a Vote of Security Holders............... 22
Item 5.    Other Information................................................. 22
Item 6.    Exhibits and Reports on Form 8-K.................................. 22

SIGNATURES................................................................... 23

INDEX TO EXHIBITS........................................................... E-1

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                  (UNAUDITED)

                                                                 April 4,  January 3,
                                                                   1998       1998
                                                                 -------    -------
ASSETS
Current Assets:
  Cash and cash equivalents .................................    $ 6,602    $18,455
  Restricted cash and cash equivalents ......................      1,169      1,358
  Restricted short term investments .........................      2,989      2,989
  Accounts receivable- net of allowances for possible losses
      of $3,324 and $3,236, respectively ....................     25,808      9,747
  Inventories ...............................................     24,965     26,701
  Prepaid expenses and other current assets .................        650        807
                                                                 -------    -------
     Total Current Assets ...................................     62,183     60,057

  Property, plant and equipment, at cost, net of
     accumulated depreciation of $34 and $14, respectively ..      1,301        845
  Deferred charges and other assets .........................        110        149
                                                                 -------    -------
  Total Assets ..............................................    $63,594    $61,051
                                                                 =======    =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ..........................................    $10,162    $11,530
  Accrued expenses and other current liabilities ............      3,721      4,542
  Accrued expenses and other current confirmation liabilities      4,158      4,347
  Income taxes payable ......................................         85         25
  Current portion of capitalized leases .....................         95        160
     Total Current Liabilities ..............................     18,221     20,604

  Excess of revalued net assets acquired over equity under
       fresh-start reporting, net of accumulated amortization
       of $3,810 and $2,667, respectively ...................      9,898     11,041

  Long term debt-capitalized leases .........................         53         49
  Deferred liabilities ......................................        202        143
                                                                 -------    -------
     Total Liabilities ......................................     28,374     31,837
                                                                 -------    -------


Stockholders' Equity:
  Preferred stock, $.01  par value; 500 shares authorized;
      no shares issued and outstanding ......................       --         --
  Common stock, $.01 par value; 9,500 shares authorized;
      3,400 shares issued and outstanding ...................         34         34
  Capital in excess of par value ............................     28,108     25,871

  Accumulated retained earnings .............................      7,078      3,309
                                                                 -------    -------
      Total Stockholders' Equity ............................     35,220     29,214
                                                                 -------    -------
  Total Liabilities and Stockholders' Equity ................    $63,594    $61,051
                                                                 =======    =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                  (UNAUDITED)


                                                      REORGANIZED      PREDECESSOR
                                                        COMPANY          COMPANY
                                                        -------          -------
                                                        THIRTEEN         FOURTEEN
                                                       WEEKS ENDED      WEEKS ENDED
                                                        APRIL 4,         APRIL 5,
                                                          1998             1997
                                                      ------------     ------------
Net Sales ........................................    $     45,258     $    142,755
Cost of Sales ....................................          33,260          105,987
                                                      ------------     ------------

   Gross profit ..................................          11,998           36,768
                                                      ------------     ------------

Operating Expenses:
   Selling, warehouse, general and administrative
     expenses.....................................           7,536           23,102
   Depreciation and amortization expense .........              17            1,246
                                                      ------------     ------------
      Total operating expenses ...................           7,553           24,348

   Other income ..................................            (272)            (956)
   Amortization of excess revalued net assets.....          (1,143)            --
                                                      ------------     ------------

   Total operating expenses, net .................           6,138           23,392
                                                      ------------     ------------

   Operating income ..............................           5,860           13,376

Interest and Financing Costs (excludes contractual
   interest of $-0-, and $4,508, respectively) ...             190              868
                                                      ------------     ------------

  Income before reorganization costs and taxes ...           5,670           12,508

Reorganization Costs .............................            --                468

  Income before taxes ............................           5,670           12,040

Taxes ............................................           1,901              316
                                                      ------------     ------------

   Net Income ....................................    $      3,769     $     11,724
                                                      ============     ============

  Net Income per Share - Basic ...................    $       1.11     $       0.62
                                                      ============     ============
                       - Diluted .................    $       0.92     $       0.62
                                                      ============     ============

  Weighted Average Shares Outstanding - Basic.....       3,400,000       18,771,836
                                                      ============     ============
                                      - Diluted...       4,091,500       18,771,836
                                                      ============     ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDAIRY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                 (In thousands)


                                                          Reorganized   Predecessor
                                                            Company       Company
                                                            -------       -------
                                                           Thirteen      Fourteen
                                                          Weeks Ended   Weeks Ended
                                                            April 4,      April 5,
                                                              1998          1997
                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...........................................   $  3,769      $ 11,724
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization .....................         20         1,327
      Amortization of excess net assets acquired
         over equity ....................................     (1,143)         --
      Provision for compensation under stock option
         grants..........................................        396          --
      Provision for possible loss on account
         receivable......................................        524          --
      (Gain) loss on sale of fixed assets ...............       --            (347)
      Decrease (increase) in:
        Accounts receivable .............................    (16,061)      (29,737)
        Inventories .....................................      1,736        28,286
        Prepaid expenses and other current assets........        157           (15)
        Deferred charges and other assets ...............         39          (858)
      (Decrease) increase in:
        Accounts payable, accrued expenses and other
           current liabilities ..........................     (1,569)       (4,711)
        Income taxes payable ............................       (540)            9
        Deferred credits and other noncurrent
           liabilities...................................         59           136

Changes due to reorganization activities:
        Reorganization costs ............................       --             468
        Payment of reorganization costs .................       --            (998)
        Use of pre-consummation deferred taxes...........      1,840          --
                                                            --------      --------
           Total adjustments ............................    (15,066)       (5,916)
                                                            --------      --------
           Net cash (used in) provided by operating
               activities................................    (11,297)        5,808
                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .................................       (476)       (2,024)

   Proceeds from sale of assets .........................       --             467
                                                            --------      --------
           Net cash (used in) by investing activities....       (476)       (1,557)
                                                            --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment - capitalized leases .......................        (61)         --
   Payment of obligations under Plan of Reorganization...       (208)         --
                                                            --------      --------
           Net cash (used in) financing activities.......        (269)        --
                                                            --------      --------

   Net (decrease) increase in cash and cash equivalents .    (12,042)        4,251

   Cash and cash equivalents, at beginning of period ....     19,813        21,977
                                                            --------      --------

   Cash and cash equivalents, at end of period ..........   $  7,771      $ 26,228
                                                            ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.  BASIS OF PRESENTATION:

           The condensed consolidated financial statements included herein have been prepared by The Leslie Fay Company, Inc. (formerly The Leslie Fay Companies, Inc.) and subsidiaries (The Leslie Fay Company, Inc. being sometimes individually referred to, and together with its subsidiaries collectively referred to, as the "Company" as the context may require), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the Fiscal Year ended January 3, 1998 (the "1997 Form 10-K"). Interim taxes were provided based on the Company's estimated effective tax rate for the year.

           In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year, and the seasonality of the business may make projections of full year results based on interim periods unreasonable.

           Certain reclassifications have been made to the financial statements for the fourteen weeks ended April 5, 1997 to conform to the current quarterly presentation.

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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

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

           On June 4, 1997 (the "Consummation Date"), the Plan was consummated by the Company 1) transferring the equity interest in both the Company and Sassco Fashions, Ltd. ("Sassco"), which changed its name to Kasper A.S.L., Ltd. on November 5, 1997, to its creditors in exchange for relief from the aggregate amount of the claims estimated at $338,000,000; 2) assigning to certain creditors the ownership rights to notes aggregating $110,000,000 payable by Sassco; and 3) transferring the assets (including $10,963,000 of cash) and liabilities of the Company's Sassco Fashions product line to Sassco and the assets and liabilities of its Dress and Sportswear product lines to three wholly-owned subsidiaries of the Company. In addition, the Company retained approximately $41,080,000 in cash of which $23,580,000 was to pay administrative claims as defined in the Plan. As provided for in the Plan, the Company issued seventy-nine (79%) percent of its 3,400,000 new shares to its creditors in July 1997. The remaining twenty-one (21%) percent is being held back pending the resolution of certain litigation before the Bankruptcy Court. The existing stockholders of the Company at June 4, 1997 did not retain or receive any value for their equity interest in the Company. Reference is made to the Exhibits contained in the Company's Form 10-K for the fiscal year ended. January 3, 1998, and Item 1 - Recent Developments contained in the Company's Form 10-K for the

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

fiscal year ended December 28, 1996 for a copy of the Plan and a summary of Plan provisions, respectively.

           In accordance with the Plan, the remaining Liabilities subject to compromise were discharged and the Company recognized a gain of $73,541,000, which is reflected as an Extraordinary Gain on Debt Discharge in the consolidated statement of operations for the twenty-two weeks ended June 4, 1997.

Fresh-Start Reporting
---------------------

           Pursuant to the guidelines provided by SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted fresh-start reporting and reflected the consummation distributions under the Plan in the consolidated balance sheet as of June 4, 1997 (the effective date of the consummation of the Plan for accounting purposes). Under fresh-start reporting, the Company's reorganization value of $25,000,000 was allocated to its net assets on the basis of the purchase method of accounting.

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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

Company's business activity.

           Since fresh-start reporting has been reflected in the accompanying consolidated balance sheet as of January 3, 1998, the consolidated balance sheet as of that date is not comparable in material respects to any such balance sheet for any period prior to June 4, 1997.

3. DISPOSITIONS:

           As discussed in Note 2, in connection with the consummation of the Plan, the Company sold or transferred all the assets and liabilities of its Sassco Fashions product line on June 4, 1997 for an estimated exchange value of $230,000,000. This value was the estimated reorganization value of the Sassco Fashions Product line which was calculated in a manner similar to the Company's reorganization value (see Note 2). The resulting gain of $89,810,000, net of taxes of $3,728,000, recorded from these transactions is reflected as a Gain on the disposition of the Sassco Fashions product line in the consolidated statement of operations for the twenty-two weeks ended June 4, 1997.

           In addition, on May 26, 1997, the Company sold the assets and liabilities of its Castleberry product line for $600,000. The resulting loss of $1,398,000 on the sale was previously recorded as reorganization expense in fiscal 1996 and therefore, was applied against Accrued expenses and other current liabilities at the time of the sale.

           The unaudited pro forma consolidated statement of operations for the fourteen weeks ended April 5, 1997 is presented below and includes adjustments to give effect to the sales and the Plan (see Note 2) as if they occurred as of the beginning of the period presented.

           The unaudited pro forma financial statement has been prepared in accordance with guidelines established by the Securities and Exchange Commission. The historical balances were derived from the consolidated statement of operations for the fourteen weeks ended April 5, 1997. All significant intercompany transactions have been eliminated.

           The unaudited pro forma adjustments presented in the statement are as follows:

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES





Column Heading                         Explanation
--------------                         -----------

Historical          Operations  The  Consolidated  Statement of Operations as it
                    existed prior to the adjustments.

Disposition         of Sassco  The  operating  results  of the  Sassco  Fashions product line have been eliminated to give effect to the disposition as of the beginning of the period presented, including depreciation expense on its property, plant and equipment, an allocated corporate charge based on workload by department related to the Sassco Fashions line and direct charges associated with financing fees on its factoring agreement and fees incurred on letters of credit issued on its behalf. For the April 5, 1997 period, the gain recorded on the disposition of the Sassco Fashions line has been reversed.

Sale of Castleberry The operating results of the Castleberry product line have been eliminated to give effect to the disposition as of the beginning of the period presented, including depreciation expense on its property, plant and equipment and an allocated corporate charge based on workload by department related to the Castleberry line.

Fresh-Start
Reporting           To record the estimated effect of the Plan as if it had been effective as of the beginning of period presented. This includes adjustments for the following items:

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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                       PRO FORMA CONSOLIDATED STATEMENT OF
                        OPERATIONS (In thousands, except
                            share and per share data)
                                   (UNAUDITED)

                                                                     FOURTEEN WEEKS ENDED APRIL 5, 1997

                                                           HISTORICAL    DISPOSITION      SALE OF      FRESH-START    PRO FORMA
                                                           OPERATIONS     OF SASSCO     CASTLEBERRY     REPORTING   ADJUSTED BALANCE
                                                          -----------    -----------    -----------    -----------    -----------
Net Sales                                                 $   142,755    ($   99,230)   ($    2,129)   $      --      $    41,396
Cost of  Sales                                                105,987        (74,223)        (1,581)           (18)        30,165
                                                          -----------    -----------    -----------    -----------    -----------
    Gross profit                                               36,768        (25,007)          (548)            18         11,231
                                                          -----------    -----------    -----------    -----------    -----------

Operating Expenses:
    Selling, warehouse, general and administrative
    expenses                                                   23,102        (15,251)          (551)           150          7,450

    Depreciation and amortization expense                       1,246           (642)           (30)          (574)          --
                                                          -----------    -----------    -----------    -----------    -----------

      Total operating expenses                                 24,348        (15,893)          (581)          (424)         7,450

    Other (income) expense                                       (956)           251           --             --             (705)

    Amortization of excess  revalued net
      Assets acquired over equity                                --             --             --           (1,143)        (1,143)
                                                          -----------    -----------    -----------    -----------    -----------
Total operating expenses, net                                  23,392        (15,642)          (581)        (1,567)         5,602
                                                          -----------    -----------    -----------    -----------    -----------
Operating income (loss)                                        13,376         (9,365)            33          1,585          5,629

Interesting and Financing Costs (excludes
    Contractual  interest)                                        868           (412)          --             --              456
                                                          -----------    -----------    -----------    -----------    -----------
Income (loss) before reorganization costs, taxes, gain on      12,508         (8,953)            33          1,585          5,173
  sale, fresh-start  revaluation

Reorganization Costs                                              468           --              (50)          (418)          --
                                                          -----------    -----------    -----------    -----------    -----------
Income (loss) before taxes, gain on sale,  fresh-start
    Revaluation                                                12,040         (8,953)            83          2,003          5,173
Taxes                                                             316           (200)          --            1,577          1,693
                                                          -----------    -----------    -----------    -----------    -----------
Net income (loss) before gain on sale,  fresh-start
    revaluation                                                11,724         (8,753)            83            426          3,480
                                                          -----------    -----------    -----------    -----------    -----------
    Net Income (loss) per Share   - Basic                        *                                                    $      1.02
                                  - Diluted                      *                                                    $      0.90

    Weighted Average
     Shares Outstanding           - Basic                        *                                                      3,400,000
                                  - Diluted                      *                                                      3,862,121
                                                          ===========                                                 ===========


*Earnings per share for the fourteen weeks ended April 5, 1997 is not presented because such presentation would not be meaningful as it is based on the old stock outstanding. The old stock was canceled under the plan of reorganization and new stock was issued. Earnings per share on a pro forma basis is calculated on the new stock outstanding.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

4. ACCOUNTS RECEIVABLE:

           On June 2, 1997, a wholly-owed subsidiary of the Company entered into a Factoring Agreement with The CIT Group/Commercial Services, Inc. ("CIT"). Under this agreement, CIT began purchasing the accounts receivable of the Company and remits the proceeds received to the Company as collected. In exchange for collecting the receivables, CIT earns a factoring fee of 0.4% of receivables purchased (with a minimum charge per invoice) as well as an interest charge of prime plus 1% on two days cash collections.

5. INVENTORIES:

           Inventories consist of the following:

                                                April 4,          January 3,
                                                 1998               1998
                                                -------            -------
                                                      (In Thousands)

Raw materials                                   $11,340            $ 9,638
Work in process                                   5,265              4,540
Finished goods                                    8,360             12,523
                                                -------            -------

   Total inventories                            $24,965            $26,701
                                                =======            =======

6.  DEBT:

           On June 2, 1997, in preparation for the consummation of the Plan, a wholly- owned subsidiary of the Company entered into a two-year financing agreement (the "CIT Credit Agreement") with CIT to provide direct borrowings and the issuance of letters of credit on the Company's behalf in an aggregate amount not to exceed $30,000,000, with a sublimit on letters of credit of $20,000,000. The CIT Credit Agreement became effective on June 4, 1997 with the consummation of the Plan. Direct borrowings bear interest at prime plus 1.0% (9.5% at April 4, 1998) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. There were no direct borrowings outstanding under the CIT Credit Agreement and approximately $9,447,000 was committed under unexpired letters of credit as of April 4, 1998.

           The CIT Credit Agreement, as amended, contains certain reporting requirements, as well as financial and operating covenants related to capital expenditures, a minimum tangible net worth and the maintenance of a current assets to current liabilities ratio and an interest to earnings ratio and the attainment of minimum earnings. As collateral for borrowings under the CIT Credit Agreement, the Company has granted to CIT a security interest in substantially all of its assets. In addition, the CIT Credit Agreement contains certain restrictive covenants, including limitations on the incurrence of additional liens and indebtedness. The Company is currently in compliance with all requirements contained in the CIT Credit Agreement.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

           The Company previously had a facility for a $60,000,000 credit agreement with The First National Bank of Boston ("FNBB") and BankAmerica Business Credit, Inc. ("BABC"), as Facility Agents, and FNBB as Administrative Agent (the "FNBB Credit Agreement"). In connection with the consummation of the Plan, the Company entered into an agreement (the "Paydown Agreement") with its lenders under the FNBB Credit Agreement to paydown any remaining obligations under the FNBB Credit Agreement and terminate the FNBB Credit Agreement on June 4, 1997. The FNBB Credit Agreement had expired on May 31, 1997, but continued in effect until the consummation of the Plan with the consent of both the lenders and the Company.

           The FNBB Credit Agreement provided for post-petition direct borrowings and the issuance of letters of credit on the Debtors' behalf in an aggregate amount not to exceed $60,000,000. Beginning January 1, 1997, the sublimit on the revolving line of credit was $20,000,000 and the sublimit for letters of credit was $50,000,000.

           There were no direct borrowings outstanding under the FNBB Credit Agreement and approximately $19,351,000 was committed under unexpired letters of credit as of April 5, 1997. There were no unexpired letters of credit outstanding under the FNBB Credit Agreement at April 4, 1998.

           Interest on direct borrowings was charged at prime plus 1.5% (10.00% at April 5, 1997), and the FNBB Credit Agreement required a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually

7. INCOME TAXES:

           The provision for state and foreign income taxes is $1,901,000 and $316,000 for the thirteen and fourteen weeks ended April 4, 1998 and April 5, 1997, respectively. Federal income taxes for the post-consummation period are primarily offset by the utilization of pre-consummation net operating loss
carryovers,   which  are  limited  to  approximately  $1,500,000  in  1998,  and post-consummation net operating loss carryforwards without limitation and deductions available for tax purposes. Although there is no 1997 Federal income tax provision currently recognizable on the pre-consummation earnings due to existing net operating loss carryforwards and no Federal income tax benefit currently recognizable, the Company provided $3,728,000 for federal and state income taxes based on the alternative minimum tax regulations for the twenty-two weeks ended June 4, 1997 related to the gain on the sale of the Sassco Fashions product line. These taxes are reflected net of the gain shown in the statement of operations for the twenty-two weeks ended June 4, 1997.

8.  COMMITMENTS AND CONTINGENCIES:

           As discussed in Note 2, on the Filing Dates, the Company and several of its subsidiaries filed voluntary petitions in the Bankruptcy Court under chapter 11 of the Bankruptcy Code. All civil litigation commenced against the Company and those referenced subsidiaries prior to that date had

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


been stayed under the Bankruptcy Code. By an order dated April 21, 1997 (the "Confirmation Order"), the Bankruptcy Court confirmed the Plan. The Plan was consummated on June 4, 1997. Certain alleged creditors who asserted age and other discrimination claims against the Company, and whose claims were expunged (the "Claimants") pursuant to an Order of the Bankruptcy Court (see below) appealed the Confirmation Order to the United States District Court for the Southern District of New York. The Company moved to dismiss the appeal from the Confirmation Order and the motion was granted and the appeal was dismissed. An appeal to the United States Court of Appeals for the Second Circuit from the Order dismissing the appeal taken by the Claimants subsequently was withdrawn, without prejudice, and may be refiled in the future. In addition, the Claimants and two other persons commenced an adversary proceeding in the Bankruptcy Court to revoke the Confirmation Order. The Company has moved to dismiss the adversary proceeding to revoke the Confirmation Order and that motion has been fully briefed, but has not yet been argued to the Bankruptcy Court.

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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

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

           On February 23, 1996, Albert Nipon and American Pop Marketing Group, Inc. commenced an action against the Company in the United States Bankruptcy Court, Southern District of New York, seeking, inter alia, a declaratory judgment with respect to the use of the Company's "Albert Nipon" trademark and trade name. The Company has asserted counter claims. Upon a record of stipulated facts and submissions of memorandum of law, an oral argument on this matter was heard on May 9, 1997. On December 23, 1997, the court ruled in favor of the Company finding the plaintiffs in violation of the Federal and New York Trademark Statutes and of unfair competition under common law. The plaintiffs have appealed and the Company has cross appealed to recover its costs and expenses in the litigation.

9. STOCKHOLDERS' EQUITY:

           As provided under the Plan, the authorized common stock of the reorganized Company consisted of 3,500,000 shares of common stock with a par value $.01 per share. The authorized common stock of the reorganized Company was increased to 9,500,000 shares of common stock with a par value of $.01 per share in November 1997. At June 4, 1997, 3,400,000 shares were issued and outstanding and were being held by the plan administrator in trust. In July 1997, 2,686,127 (approximately 79%) of the shares were distributed. The remaining approximately twenty-one (21%) percent is being held back pending the resolution of certain disputed claims before the Bankruptcy Court. The old common stock was canceled at June 4, 1997 and the old stockholders of the Company did not retain or receive any value for their equity interest.

           In addition, 500,000 shares of Preferred Stock of the reorganized Company were authorized at June 4, 1997 with a par value of $.01. None of such shares have been issued.

10. STOCK OPTION PLAN:

           The Plan provides stock options to certain senior management equal to seventeen and one-half (17.5%) percent of the reorganized Company's common stock outstanding (assuming the exercise

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

of all options). Of this amount, the first ten (10%) or 412,121 options were granted as of June 4, 1997, one-third of which will vest on each of the first three anniversaries of the Consummation Date. In addition, each initial non-employee director of the Company has been granted 10,000 stock options, vesting one-third each year for a total of 50,000 options, and each subsequent non-employee director, upon becoming a director, has received or will receive stock options to purchase 5,000 shares, vesting one-third each year . The options may be exercised for between $6.18 and $11.50 per share. The Plan provided that additional options (the "Home Run Options") of another two and one-half (2.5%) to seven and one-half (7.5%) percent of common stock (a maximum of 309,091 options) will be granted upon a sale of the Company where the imputed enterprise value exceeds $37,500,000.

           The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" effective as of the Consummation Date. Under SFAS No. 123, the Company has recorded $396,000 and $351,000 of non-cash compensation expense included in Selling, warehouse, general and administrative expenses for the thirteen and fifty-three weeks ended April 4, 1998 and January 3, 1998, respectively. These amounts were offset as adjustments to Capital in excess of par value in the consolidated balance sheets at April 4, 1998 and January 3, 1998, respectively.

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

           At the April 1998 meeting of the Company's Board of Directors, the Compensation Committee recommended and the Board of Directors approved certain modifications to the terms of the "Home Run" options. In addition the Compensation Committee approved in principle new employment contracts for the Company's four executive officers, John Pomerantz, John Ward, Dominick Felicetti and Warren Wishart. As a result, the Company has recorded $218,000 in additional, non-cash compensation expense for these modifications and has recorded a total of $396,000 of non-cash compensation expense for the first quarter.

11.  COMPREHENSIVE INCOME:

      Effective January 4, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No.130, "Reporting Comprehensive
Income" which modifies the financial statement presentation of comprehensive income and its components. Adoption of this standard had no effect on the Company's financial position or operating results during the periods presented.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

12.        NET INCOME (LOSS) PER SHARE:

      As of April 4, 1998, the basic weighted average common shares outstanding is 3,400,000, and the weighted average shares outstanding assuming dilution is 4,091,500. The difference of 691,500 represents to the incremental shares issuable upon exercise of dilutive stock options.

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(A)  RESULTS OF  OPERATIONS

THIRTEEN WEEKS ENDED APRIL 4, 1998 AS COMPARED TO
           FOURTEEN WEEKS ENDED APRIL 5, 1997

           The Company recorded net sales of $45,258,000 for the thirteen weeks ended April 4, 1998, compared with $142,755,000 for the fourteen weeks ended April 5, 1997, a net decrease of $97,497,000 or 68.3%. The primary factors contributing to this decrease were the sale of the Sassco Fashions and Castleberry product lines, the closing of the Outlander product line and the extra week of shipping volume in the first quarter 1997, offset by sales of new product lines in the first quarter 1998. The Sassco, Castleberry and Outlander lines generated $99,230,000, $2,129,000 and $1,997,000, respectively, in net sales for the fourteen weeks ended April 5, 1997. The extra week's shipping volume in the continuing product lines accounted for $1,225,000 in net sales during the fourteen week period ended April 5, 1997. The Company's newly released product line, Haberdashery by Leslie Fay Sportswear, generated net sales of $1,292,000 for the thirteen week period ending April 4, 1998. On a comparable basis, after excluding the effect of the above mentioned businesses, the extra week and $21,000 of returns relating to the closed Outlander product line, the continuing product lines had a net sales increase of $5,813,000, or 15.2%, for the thirteen weeks ended April 4, 1998 as compared to the comparably adjusted period ended April 5, 1997. The Dress product lines generated an increase for the period of $5,531,000 or 22.1% directly as a result of increased production of the Spring season lines to service anticipated increases in customer demand. Net sales for the comparable continuing Sportswear product lines, excluding the Haberdashery line, increased by $282,000 or 2.1%.

           Gross profit for the thirteen weeks ended April 4, 1998 was $11,998,000 and 26.5% of net sales compared with $36,768,000 and 25.8% for the fourteen weeks ended April 5, 1997. The Sassco Fashions, Castleberry and Outlander product lines generated $25,007,000, $548,000 and ($234,000), respectively, in gross profit for the fourteen weeks ended April 5, 1997. The extra week of shipping during the quarter ended April 5, 1997 generated $443,000 of gross profit. The newly offered Haberdashery line generated gross profit of $403,000 for the thirteen weeks ended April 4, 1998. The comparable continuing businesses increased gross profit by $612,000 for the thirteen weeks ended April 4, 1998 versus the prior year while the gross margin as a percentage of net sales decreased to 26.4% from 28.8%. Increased production of the Spring season as discussed above

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

generated the additional gross margin volume in both the Dress and Sportswear product lines. The lower gross profit percentage is due mostly to additional discounts taken in the Dress product line due to higher levels of off-price sales and to discounts offered on late shipments. The gross profit from the Dress line, excluding the effect of the additional week, rose $863,000 but the percentage to net sales fell to 27.9% from 30.6%. The gross profit produced by the Sportswear line for the thirteen weeks ended April 4, 1998, excluding the effect of the extra week and the new product line, decreased by $251,000 and the percentage of net sales decreased to 23.0% from 25.4% for the comparable period ended April 5, 1997. This decrease resulted primarily from the competitive repricing strategy of the Leslie Fay Sportswear product line that was implemented during the second half of 1997.

           Selling, warehouse, general and administrative expenses were $7,536,000 or 16.7% of net sales and $23,102,000 or 16.2% of net sales for the thirteen and fourteen weeks ended April 4, 1998 and April 5, 1997, respectively. After excluding the costs associated with the product lines sold, the pro forma remaining business had expenses of $7,450,000 or 17.6% of net sales for the fourteen weeks ended April 5, 1997. The expense increase of $86,000 includes an additional accrual for stock based compensation (see Note 10) of $246,000 over the comparable period in 1997. Adjusting for this, all other selling, warehouse, general and administrative expenses were down $160,000 or 2.2% below 1997. This reduced expense relates to costs that were eliminated after the Company exited from bankruptcy.

           Other income was $272,000 and $956,000 for the thirteen and fourteen weeks ended April 4, 1998 and April 5, 1997, respectively. The decrease is due to the licensing revenues related to trade names which were spun-off with the Sassco Fashions product line, renegotiated minimum payment terms for the HUE legware license and excess 1996 licensing revenues received and recognized as income during the first quarter of 1997.

           Depreciation and amortization expense for the thirteen weeks ended April 4, 1998 was $20,000 due to the write-off of fixed assets at June 4, 1997 under fresh-start reporting. In addition, the Company realized income of $1,143,000 from amortization of excess revalued net assets acquired over equity (see Note 2). Depreciation and amortization expense for the fourteen weeks ended April 5, 1997 consisted of depreciation on fixed assets of $962,000, including $518,000 related to product lines sold and amortization of the excess purchase price over net assets acquired of $284,000, including $154,000 of amortization related to the lines sold. This amortization expense related to the leveraged buyout of The Leslie Fay Company on June 28, 1984.

           Interest and financing costs were $190,000 and $868,000 for the thirteen and fourteen weeks ended April 4, 1998 and April 5, 1997, respectively. The financing fees under the new CIT Credit Agreement were offset by income earned on the cash invested for the thirteen weeks ended April 4, 1998. The financing fees incurred were significantly below those incurred during the fourteen weeks ended April 5, 1997 due to the higher line needed to finance the operations of the Sassco Fashions and Castleberry product lines.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

           The provision for state and foreign income taxes was $1,901,000 and $316,000 for the thirteen and fourteen weeks ended April 4, 1998 and April 5, 1997, respectively. The expense was lower for the fourteen weeks period ended April 5, 1997 due to the expected availability of the net operating loss carryforwards available in full for the period up to and including the June 4, 1997 Consummation Date (see Note 7).

(B)  LIQUIDITY AND CAPITAL RESOURCES

           On June 2, 1997, the Company obtained $30,000,000 of post-emergence financing (see Note 6), which became effective with the consummation of the Plan on June 4, 1997. The CIT Credit Agreement provides a working capital facility commitment of $30,000,000, including a $20,000,000 sublimit on letters of credit. As of April 4, 1998 the Company was utilizing approximately $9,447,000 of the CIT Credit Agreement for the letters of credit.

           At April 4, 1998, there were no cash borrowings outstanding under the CIT Credit Agreement, and the Company's cash and cash equivalents amounted to $7,771,000. Of this amount, $1,169,000 will be restricted to pay remaining administrative claims as defined in the Plan. Working capital increased $4,509,000, to $43,962,000 for the thirteen weeks ended April 4, 1998. The primary changes in the components of working capital were a decrease in cash and cash equivalents of $12,042,000 offset by: an increase in accounts receivable of $16,061,000, a decrease in inventories of $1,736,000, a decrease of $1,569,000 in accounts payable, accrued expenses and other current liabilities and a decrease of $540,000 in income taxes payable. Accounts receivable increased due to historically large first quarter shipments while inventories sold in the thirteen weeks were mostly offset by new inventory purchases to accommodate the upcoming Summer and Fall seasons.

           Although, the Company's results of operations indicated an Operating income of $5,860,000 for the thirteen weeks ended April 4, 1998, these results are not necessarily indicative of results for an entire year.

           Capital expenditures were $476,000 for the thirteen weeks ended April 4, 1998. Capital expenditures are expected to be $3,000,000 for the fiscal year 1998. The anticipated capital expenditures of $2,524,000 for the remainder of the year are primarily related to improvements in management information systems and fixturing the Company's in-store shops that are planned to be opened in 1998. The Company believes that its financing arrangements and anticipated level of internally generated funds will be sufficient to finance its capital spending during 1998.

           At its April 14, 1998 meeting, the Company's Board of Directors authorized the repurchase of up to $5,000,000 of the Company's common stock. The repurchase will be based upon the trading price of the stock and will be supervised by a subcommittee of the Board of Directors. While there is no assurance that any stock will be repurchased, any repurchase made would adversely affect the overall liquidity of the Company.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

           Other than the capital expenditures described above, no other long-term investment or financing activities are anticipated throughout the remainder of 1998. The Company is not restricted from paying cash dividends or repurchasing its stock under the CIT Credit Agreement as long as those disbursements do not cause the Company to be in violation of the restrictive covenants, as amended, and they do not exceed $5,000,000 in either fiscal years 1998 or 1999. (Reference is made to the 1997 Form 10-K Note 6(a) to the Consolidated Financial Statements.) The Company has no plans to pay cash dividends in the foreseeable future.

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

           In the fourth quarter of 1997, the Company began a review of its systems and technology to address all business requirements, including Year 2000 compliance. This review is substantially completed and a plan has been developed to meet these needs. Overall, the plan identifies numerous changes required to make the Company's systems Year 2000 compliant. These changes will be implemented through 1999 at an estimated cost of approximately $1,500,000 plus the utilization of internal staff and other resources. On May 4, 1998, the Company implemented the first phase of its plan by placing in operation a new purchase order management and invoicing system.

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

ITEM 1.    LEGAL PROCEEDINGS.

           The Company has previously reported the proceedings under chapter 11 of the Bankruptcy Code and other pending legal proceedings in Item 3. - "Legal Proceedings" in the 1997 Form l0-K. The Company's Plan of Reorganization was approved by the creditors and on April 21, 1997, the Bankruptcy Court confirmed the Plan. On June 4, 1997, the Plan was consummated and the Company no longer operates under chapter 11. For information concerning legal proceedings at the end of the first quarter of 1998, reference is made to Note 8 of the Notes to Consolidated Financial Statements contained herein.

           No other legal proceedings were terminated during the first quarter of 1998 or thereafter, other than ordinary routine litigation incidental to the business of the Company.

ITEM 2.    CHANGES IN SECURITIES.

                     None.

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

Date:  May 18, 1998                        THE LESLIE FAY COMPANY, INC.
                                           ----------------------------
                                                     (Company)




                                                 By: /s/ Warren T. Wishart
                                                     Warren T. Wishart
                                                     Secretary and Chief
                                                     Financial Officer

                                INDEX TO EXHIBITS



Exhibit No.               Description
-----------               -----------


    27                      Financial Data Schedule.