Form 10-Q
period 1998-07-04
FAY LESLIE CO INC
filed 1998-08-18
CIK 796226

================================================================================

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period ended July 4, 1998         Commission File No. 1-9196



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

Yes   X        No
    ----         ----

There were 6,812,000 shares of Common Stock outstanding at August 14, 1998.

================================================================================

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                  Page No.

PART I  - FINANCIAL INFORMATION

Item 1.           Financial Statements:
                  Consolidated Balance Sheets as of July 4, 1998
                     and January 3, 1998.................................................3

                  Consolidated Statements of Operations for the
                     Twenty-Six, Five and Twenty-Two Weeks Ended
                     July 4, 1998, July 5, 1997 and June 4, 1997, respectively...........4

                  Consolidated Statements of Operations for the
                     Thirteen, Five and Eight Weeks Ended July, 4, 1998,
                     July 5, 1997 and June 4, 1997, respectively.........................5

                  Consolidated Statements of Cash Flows for the
                     Twenty-Six, Five and Twenty-Two Weeks Ended
                     July 4, 1998, July 5, 1997 and June 4, 1997, respectively...........6

Notes to Consolidated Financial Statements...............................................7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................25

PART II  -  OTHER INFORMATION

Item 1.           Legal Proceedings.....................................................33
Item 2.           Changes in Securities.................................................33
Item 3.           Defaults Upon Senior Securities.......................................33
Item 4.           Submission of Matters to a Vote of Security Holders...................33
Item 5.           Other Information.....................................................35
Item 6.           Exhibits and Reports on Form 8-K......................................35

SIGNATURES..............................................................................36

INDEX TO EXHIBITS.....................................................................E-1

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                                UNAUDITED         AUDITED
                                                                                July 4,         January 3,
                                ASSETS                                           1998              1998
                                                                            ----------------  ----------------
Current Assets:
    Cash and cash equivalents                                                        $8,568           $18,455
    Restricted cash and cash equivalents                                              3,786             1,358
    Restricted short term investments                                                    --             2,989
    Accounts receivable- net of allowances for possible losses
        of $3,207 and $3,236, respectively                                           12,762             9,747
    Inventories                                                                      33,585            26,701
    Prepaid expenses and other current assets                                         1,045               807
                                                                            ----------------  ----------------
       Total Current Assets                                                          59,746            60,057

    Property, Plant and Equipment, at cost, net of
       accumulated depreciation of $91 and $14, respectively                          1,725               845
    Deferred Charges and Other Assets                                                   105               149
                                                                            ----------------  ----------------

    Total Assets                                                                    $61,576           $61,051
                                                                            ================  ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                 $6,606           $11,530
    Accrued expenses and other current liabilities                                    4,494             4,542
    Accrued expenses and other current confirmation liabilities                       3,786             4,347
    Income taxes payable                                                                124                25
    Current portion of capitalized leases                                                46               160
                                                                            ----------------  ----------------
       Total Current Liabilities                                                     15,056            20,604

    Excess of revalued net assets acquired over equity under fresh-start reporting,
         net of accumulated amortization of $4,952 and $2,667, respectively           8,755            11,041
    Long term debt-capitalized lease                                                     42                49
    Deferred liabilities                                                                240               143
                                                                            ----------------  ----------------
       Total Liabilities                                                             24,093            31,837
                                                                            ----------------  ----------------

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $ 01  par value; 500 shares authorized;
         no shares issued and outstanding                                                --                --
    Common stock, $ 01 par value; 20,000 and 9,500 shares authorized, respectively;
         6,812 and 6,800 shares issued and outstanding, respectively                     68                68
    Capital in excess of par value                                                   28,958            25,837
    Accumulated retained earnings                                                     8,457             3,309
                                                                            ----------------  ----------------
           Total Stockholders' Equity                                                37,483            29,214

    Total Liabilities and Stockholders' Equity                                      $61,576           $61,051
                                                                            ================  ================


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements



                                                                               UNAUDITED                  AUDITED
                                                                             Reorganized                Predecessor
                                                                               Company                    Company
                                                                 ------------------------------------  --------------


                                                                    Twenty-Six          Five            Twenty-Two
                                                                  Weeks Ended        Weeks Ended        Weeks Ended
                                                                    July 4,            July 5,            June 4,
                                                                     1998               1997               1997
                                                                 --------------     --------------     --------------

Net Sales                                                              $73,934             $5,535           $197,984
Cost of Sales                                                           54,447              4,410            147,276
                                                                 --------------     --------------     --------------

   Gross profit                                                         19,487              1,125             50,708
                                                                 --------------     --------------     --------------

Operating Expenses:
   Selling, warehouse, general and administrative expenses              14,739              1,632             35,459
   Depreciation and amortization expense                                    70                 --              2,090
                                                                 --------------     --------------     --------------
      Total operating expenses                                          14,809              1,632             37,549

   Other income                                                           (575)              (118)            (1,196)
   Amortization of excess revalued net assets acquired over equity      (2,286)              (381)                --
                                                                 --------------     --------------     --------------

   Total operating expenses, net                                        11,948              1,133             36,353
                                                                 --------------     --------------     --------------

   Operating income (loss)                                               7,539                 (8)            14,355

Interest and Financing Costs (excludes contractual interest of
   $-0-, $-0- and  $7,513, respectively)                                   320               (102)             1,372
                                                                 --------------     --------------     --------------

   Income before reorganization costs, taxes, gain
      on sale, fresh-start revaluation and extraordinary item            7,219                 94             12,983

Reorganization Costs                                                        --                 --              3,379
                                                                 --------------     --------------     --------------

   Income before taxes, gain on sale,
      fresh-start revaluation and extraordinary item                     7,219                 94              9,604

Provision for taxes                                                      2,072                 20                451
                                                                 --------------     --------------     --------------

   Net Income before gain on sale, fresh-start
      revaluation and extraordinary item                                 5,147                 74              9,153

Gain on  disposition  of Sassco  Fashions Line (net of $3,728 of income  taxes), loss on revaluation of assets pursuant to adoption of
fresh-start reporting and extraordinary gain on debt discharg               --                 --            136,341
                                                                 --------------     --------------     --------------

  Net Income                                                            $5,147                $74           $145,494
                                                                 ==============     ==============     ==============

  Net Income per Common Share - Basic                                    $0.76              $0.01             *
                                                                 ==============     ==============     ==============
                              - Diluted                                  $0.72              $0.01             *
                                                                 ==============     ==============     ==============

  Weighted Average Common Shares Outstanding - Basic                 6,801,967          6,800,000             *
                                                                 ==============     ==============     ==============
                                             - Diluted               7,149,484          6,800,000             *
                                                                 ==============     ==============     ==============

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



                                                                              UNAUDITED                  UNAUDITED
                                                                             Reorganized                Predecessor
                                                                               Company                    Company
                                                                 ------------------------------------  --------------


                                                                     Thirteen           Five               Eight
                                                                  Weeks Ended        Weeks Ended        Weeks Ended
                                                                    July 4,            July 5,            June 4,
                                                                     1998               1997               1997
                                                                 --------------     --------------     --------------

Net Sales                                                              $28,676             $5,535            $55,229
Cost of Sales                                                           21,187              4,410             41,289
                                                                 --------------     --------------     --------------

   Gross profit                                                          7,489              1,125             13,940
                                                                 --------------     --------------     --------------

Operating Expenses:
   Selling, warehouse, general and administrative expenses               7,203              1,632             12,354
   Depreciation and amortization expense                                    53                 --                846
                                                                 --------------     --------------     --------------
      Total operating expenses                                           7,256              1,632             13,200

   Other income                                                           (303)              (118)              (239)
   Amortization of excess revalued net assets acquired over equity      (1,143)              (381)                --
                                                                 --------------     --------------     --------------

   Total operating expenses, net                                         5,810              1,133             12,961
                                                                 --------------     --------------     --------------

   Operating income (loss)                                               1,679                 (8)               979

Interest and Financing Costs (excludes contractual interest of
   $-0-, $-0- and  $3,005, respectively)                                   130               (102)               504
                                                                 --------------     --------------     --------------

   Income before reorganization costs, taxes, gain
      on sale, fresh-start revaluation and extraordinary item            1,549                 94                475

Reorganization Costs                                                        --                 --              2,911
                                                                 --------------     --------------     --------------

   Income (loss) before taxes, gain on sale,
      fresh-start revaluation and extraordinary item                     1,549                 94             (2,436)

Provision for taxes                                                        171                 20                135
                                                                 --------------     --------------     --------------

   Net Income (loss) before gain on sale, fresh-start
      revaluation and extraordinary item                                 1,378                 74             (2,571)

Gain on  disposition  of Sassco  Fashions Line (net of $3,728 of income  taxes), loss on revaluation of assets pursuant to adoption of
fresh-start reporting and extraordinary gain on debt discharge              --                 --            136,341
                                                                 --------------     --------------     --------------

  Net Income                                                            $1,378                $74           $133,770
                                                                 ==============     ==============     ==============

  Net Income per Common Share - Basic                                    $0.20              $0.01             *
                                                                 ==============     ==============     ==============
                              - Diluted                                  $0.19              $0.01             *
                                                                 ==============     ==============     ==============

  Weighted Average Common Shares Outstanding - Basic                 6,803,956          6,800,000             *
                                                                 ==============     ==============     ==============
                                             - Diluted               7,166,261          6,800,000             *
                                                                 ==============     ==============     ==============

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



                                                                          UNAUDITED                   AUDITED
                                                                         Reorganized                Predecessor
                                                                           Company                    Company
                                                                -------------------------------    ---------------

                                                                 Twenty-Six           Five           Twenty-Two
                                                                  Weeks Ended     Weeks Ended       Weeks Ended
                                                                July 4, 1998       July 5, 1997     June 4, 1997

                                                                --------------  ---------------  -----------------

Net income                                                             $5,147              $74           $145,494
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                           76               --              2,222
   Amortization of excess net assets acquired
      over equity                                                      (2,286)            (381)                --
   Provision for possible losses on accounts receivable                    19              (99)               199
   Provision for compensation under stock option grants                 1,080               --                 --
   Gain on sale of fixed assets                                            --               --               (347)
   Decrease (increase) in:                                                 --
     Restricted short term investment                                   2,989               --                 --
     Accounts receivable                                               (3,034)           5,079             (1,248)
     Inventories                                                       (6,884)          (3,845)            25,538
     Prepaid expenses and other current assets                           (238)          (4,252)               (66)

     Deferred charges and other assets                                     44             (249)               125
   (Decrease) increase in:
     Accounts payable, accrued expenses and other
        current liabilities                                            (4,972)          (1,736)            (4,167)
     Income taxes payable                                                  99              (11)            (1,515)
     Deferred credits and other noncurrent liabilities                     97               --                374
Changes due to reorganization activities:
     Gain on disposition of Sassco Fashions, fresh-start revaluation
       charge and extraordinary gain on debt discharge                     --               --           (136,341)
     Reorganization costs                                                  --               --              3,379
     Payment of reorganization costs                                       --               --               (917)
     Use of pre-consummation deferred taxes                             2,042               --                 --
                                                                --------------  ---------------  -----------------
        Total adjustments                                             (10,968)          (5,494)          (112,764)
                                                                --------------  ---------------  -----------------
        Net cash (used in) provided by operating activities            (5,821)          (5,420)            32,730
                                                                --------------  ---------------  -----------------


Capital expenditures                                                     (956)            (140)            (3,731)
Proceeds from sale of assets                                               --               --                467
Proceeds from sale of Castleberry                                          --               --                600
Cash paid to sell/transfer the Sassco Fashions line                        --               --            (10,963)

                                                                --------------  ---------------  -----------------
        Net cash (used in) investing activities                          (956)            (140)           (13,627)
                                                                --------------  ---------------  -----------------


                                                                                            --                 --
                                                                                            --                 --
Repayment - capitalized leases                                           (121)             (19)                --
Payment of obligations under Plan of Reorganization                      (561)            (436)                --
                                                                --------------  ---------------  -----------------
        Net cash (used in) financing activities                          (682)            (455)                --
                                                                --------------  ---------------  -----------------

                                                                       (7,459)          (6,015)            19,103

                                                                       19,813           41,080             21,977
                                                                --------------  ---------------  -----------------

                                                                      $12,354          $35,065            $41,080
                                                                ==============  ===============    ===============

         The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       Basis of Presentation:

         The consolidated financial statements included herein have been prepared by The Leslie Fay Company, Inc. (formerly The Leslie Fay Companies, Inc.) and subsidiaries (The Leslie Fay Company, Inc. being sometimes individually referred to, and together with its subsidiaries collectively referred to, as the "Company" as the context may require), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the Fiscal Year ended January 3, 1998 (the "1997 Form 10-K"). Interim taxes were provided based on the Company's estimated effective tax rate for the year.

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

         Certain reclassifications have been made to the financial statements for the twenty-two and eight weeks ended July 5, 1997 to conform to the current quarterly presentation.

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

         On November 15, 1995, Leslie Fay Retail Outlets, Inc.; Leslie Fay Factory Outlet (Alabama), Inc.; Leslie Fay Factory Outlet (California), Inc.; Leslie Fay Factory Outlet (Iowa), Inc.; and Leslie Fay Factory Outlet (Tennessee), Inc., all wholly-owned subsidiaries of Leslie Fay (collectively referred to as the "Retail Debtors") filed voluntary petitions under chapter 11 of the Bankruptcy Code. The Retail Debtors operated their businesses as debtors in possession following the
                                       -7-

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

November 15, 1995 filing date while pursuing an orderly liquidation of their assets, also under chapter 11 of the Bankruptcy Code.

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

         On June 4, 1997 (the "Consummation Date"), the Plan was consummated by the Company 1) transferring the equity interest in both the Company and Sassco Fashions, Ltd. ("Sassco"), which changed its name to Kasper A.S.L., Ltd. on November 5, 1997, to its creditors in exchange for relief from the aggregate amount of the claims estimated at $338,000,000; 2) assigning to certain creditors the ownership rights to notes aggregating $110,000,000 payable by Sassco; and 3) transferring the assets (including $10,963,000 of cash) and liabilities of the Company's Sassco Fashions product line to Sassco and the assets and liabilities of its Dress and Sportswear product lines to three wholly-owned subsidiaries of the Company. In addition, the Company retained approximately $41,080,000 in cash of which $23,580,000 was to pay administrative claims as defined in the Plan. As provided for in the Plan, the Company issued seventy-nine (79%) percent of its 6,800,000 new shares ( as adjusted for the July 1, 1998 stock split (see Note 9) ) to its creditors in July 1997. The remaining twenty-one (21%) percent is being held back pending the resolution of certain litigation before the Bankruptcy Court. The existing stockholders of the Company at June 4, 1997 did not retain or receive any value for their equity interest in the Company. Reference is made to the Exhibits contained in the Company's Form 10-K for the fiscal year ended January 3, 1998, and Item 1 - Recent Developments contained in the Company's Form 10-K for the fiscal year ended December 28, 1996 for a copy of the Plan and a summary of Plan provisions, respectively.
                                       -8-

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

         In accordance with the Plan, the remaining Liabilities subject to compromise were discharged and the Company recognized a gain of $73,541,000, which is included in the Extraordinary Gain on Debt Discharge in the consolidated statement of operations for the twenty-two weeks ended June 4, 1997.

Fresh-Start Reporting

         Pursuant to the guidelines provided by SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted fresh-start reporting and reflected the consummation distributions under the Plan in the consolidated balance sheet as of June 4, 1997 (the effective date of the consummation of the Plan for accounting purposes). Under fresh- start reporting, the Company's reorganization value of $25,000,000 was allocated to its net assets on the basis of the purchase method of accounting.

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

         The  resulting   charge  of  $27,010,000   from  all  the   fresh-start
adjustments, including the write-off of all revalued noncurrent assets (but excluding the write-off of the old stock for $56,611,000), is presented in the "loss on revaluation of assets pursuant to adoption of fresh-start reporting" in the consolidated statement of operations for the twenty-two weeks ended June 4, 1997.

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

         The five-year cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company, including, but not limited to, those with respect to the future course of the Company's business activity.
                                       -9-

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

         Since fresh-start reporting has been reflected in the accompanying consolidated balance sheet as of January 3, 1998, the consolidated balance sheet as of that date is not comparable in material respects to any such balance sheet for any date prior to June 4, 1997.

3.       Dispositions:

         As discussed in Note 2, in connection with the consummation of the Plan, the Company sold or transferred all the assets and liabilities of its Sassco Fashions product line on June 4, 1997 for an estimated exchange value of $230,000,000. This value was the estimated reorganization value of the Sassco Fashions Product line which was calculated in a manner similar to the Company's reorganization value (see Note 2). The resulting gain of $89,810,000, net of taxes of $3,728,000, recorded from these transactions is included in the Gain on the disposition of the Sassco Fashions product line in the consolidated statements of operations for the twenty-two and eight weeks ended June 4, 1997.

         In addition, on May 26, 1997, the Company sold the assets and liabilities of its Castleberry product line for $600,000. The resulting loss of $1,398,000 on the sale was previously recorded as reorganization expense in fiscal 1996 and therefore, was applied against Accrued expenses and other current liabilities at the time of the sale.

         The unaudited pro forma consolidated statements of operations for the twenty-two and eight weeks ended June 4, 1997 are presented below and include adjustments to give effect to the sales and the Plan (see Note 2) as if they occurred as of the beginning of the period presented.

         The unaudited pro forma financial statements have been prepared in accordance with guidelines established by the Securities and Exchange Commission. The historical balances were derived from the consolidated statements of operations for the twenty-two and eight weeks ended June 4, 1997. All significant intercompany transactions have been eliminated.
                                      -10-

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

Disposition of Sassco         The  operating  results  of  the  Sassco  Fashions
                              product line have been eliminated to give effect to the disposition as of the beginning of the period presented, including depreciation expense on its property, plant and equipment, an allocated corporate charge based on workload by department related to the Sassco Fashions line and direct charges associated with financing fees on its factoring agreement and fees incurred on letters of credit issued on its behalf. For the July 5, 1997 period, the gain recorded on the disposition of the Sassco Fashions line has been reversed.

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

                              c) The elimination of the fresh-start revaluation charge and the reversal of the gain on debt discharge pursuant to the Plan.
                                      -11-

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES




                                                                          Twenty-Two Weeks Ended June 4, 1997
                                                       -----------------------------------------------------------------------------
                                                        Historical     Disposition of   Sale of     Fresh Start      Pro Forma
                                                        Operations       Sassco       Castleberry    Reporting      Adjusted Balance
                                                       --------------  ------------   -----------  ---------------  ----------------

Net Sales                                                   $197,984     ($136,107)      ($2,808)           $  --        $59,069
Cost of Sales                                                147,276      (101,573)       (2,262)             (32)        43,409
                                                       --------------  ------------   -----------  ---------------  -------------
   Gross profit                                               50,708       (34,534)         (546)              32         15,660
                                                       --------------  ------------   -----------  ---------------  -------------

Operating Expenses:
   Selling, warehouse, general and
     administrative expenses                                  35,459       (23,666)       (1,000)             250         11,043
   Depreciation and amortization expense                       2,090        (1,078)          (41)            (971)            --
                                                       --------------  ------------   -----------  ---------------  -------------
      Total operating expenses                                37,549       (24,744)       (1,041)            (721)        11,043

   Other (income)                                             (1,196)          260            --               --           (936)
   Amortization of excess revalued net
     assets acquired over equity                                  --            --            --           (1,905)        (1,905)
                                                       --------------  ------------   -----------  ---------------  -------------

   Total operating expenses, net                              36,353       (24,484)       (1,041)          (2,626)         8,202
                                                       --------------  ------------   -----------  ---------------  -------------

   Operating income                                           14,355       (10,050)          495            2,658          7,458

Interest and Financing Costs (excludes
    contractual interest)                                      1,372          (595)           --               --            777
                                                       --------------  ------------   -----------  ---------------  -------------

Income (Loss) before reorganization costs, taxes,
   gain on sale,  fresh-start revaluation,
   and extraordinary item                                     12,983        (9,455)          495            2,658          6,681

Reorganization Costs                                           3,379            --            14           (3,393)            --
                                                       --------------  ------------   -----------  ---------------  -------------

Income (Loss) before taxes, gain on sale,
   fresh-start revaluation, and extraordinary item             9,604        (9,455)          481            6,051          6,681

Taxes                                                            451          (342)           -- --         1,898          2,007

     Net Income (Loss) before gain on sale,
        fresh-start revaluation, and extraordinary item        9,153        (9,113)          481            4,153          4,674

Gain on disposition of Sassco Fashions line,  loss on
   revaluation of assets pursuant to adoption of fresh-start
   reporting and extraordinary gain on debt discharge        136,341       (89,810)           --          (46,531)            --
                                                       --------------  ------------   -----------  ---------------  -------------

        Net Income (Loss)                                   $145,494      ($98,923)         $481         ($42,378)        $4,674
                                                       ==============  ============   ===========  ===============  =============


  Net Income (Loss) per Share
 -  Basic and Diluted                                        *                                                             $0.69
                                                       ==============                                               =============
  Weighted Average Shares Outstanding
 -  Basic and Diluted                                        *                                                         6,800,000
                                                       ==============                                               =============

      * Earnings per share on a historical basis is based on the old stock outstanding The old stock was canceled under the plan of reorganization and new stock was issued  Earnings per share on a pro forma basis is calculated on the new stock outstanding

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES




                                                                                      Eight Weeks Ended June 4, 1997
                                                       -----------------------------------------------------------------------------
                                                        Historical     Disposition of   Sale of     Fresh Start      Pro Forma
                                                        Operations       Sassco       Castleberry    Reporting      Adjusted Balance
                                                       --------------  ------------   ------------ ---------------  ----------------

Net Sales                                                    $55,229      ($36,877)        ($679)           $  --        $17,673
Cost of Sales                                                 41,289       (27,350)         (681)             (14)        13,244
                                                       --------------  ------------   -----------  ---------------  -------------

   Gross profit                                               13,940        (9,527)            2               14          4,429
                                                       --------------  ------------   -----------  ---------------  -------------

Operating Expenses:
   Selling, warehouse, general and
     administrative expenses                                  12,354        (8,416)         (449)             100          3,589
   Depreciation and amortization expense                         846          (435)          (11)            (400)            --
                                                       --------------  ------------   -----------  ---------------  -------------
      Total operating expenses                                13,200        (8,851)         (460)            (300)         3,589

   Other (income)                                               (239)           10            --               --           (229)
   Amortization of excess revalued net
     assets acquired over equity                                  --            --            --             (762)          (762)
                                                       --------------  ------------   -----------  ---------------  -------------

   Total operating expenses, net                              12,961        (8,841)         (460)          (1,062)         2,598
                                                       --------------  ------------   -----------  ---------------  -------------

   Operating income                                              979          (686)          462            1,076          1,831

Interest and Financing Costs (excludes
    contractual interest)                                        504          (183)           --               --            321
                                                       --------------  ------------   -----------  ---------------  -------------

Income (Loss) before reorganization costs, taxes,
   gain on sale,  fresh-start revaluation,
   and extraordinary item                                        475          (503)          462            1,076          1,510

Reorganization Costs                                           2,911            --            64           (2,975)            --
                                                       --------------  ------------   -----------  ---------------  -------------

Income (Loss) before taxes, gain on sale,
   fresh-start revaluation, and extraordinary item            (2,436)         (503)          398            4,051          1,510

Taxes                                                            135          (142)           -- --           321            314
                                                       --------------  ------------   -----------  ---------------  -------------

     Net Income (Loss) before gain on sale,
        fresh-start revaluation, and extraordinary item       (2,571)         (361)          398            3,730          1,196

Gain on disposition of Sassco Fashions line,  loss on
   revaluation of assets pursuant to adoption of fresh-start
   reporting and extraordinary gain on debt discharge        136,341       (89,810)           --          (46,531)            --
                                                       --------------  ------------   -----------  ---------------  -------------

        Net Income (Loss)                                   $133,770      ($90,171)         $398         ($42,801)        $1,196
                                                       ==============  ============   ===========  ===============  =============


  Net Income (Loss) per Share
 -  Basic and Diluted                                        *                                                             $0.18
                                                                                                                    =============
  Weighted Average Shares Outstanding
 -  Basic and Diluted                                        *                                                         6,800,000
                                                       ==============                                               =============

      * Earnings per share on a historical basis is based on the old stock outstanding The old stock was canceled under the plan of reorganization and new stock was issued  Earnings per share on a pro forma basis is calculated on the new stock outstanding

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

5.       Inventories:

         Inventories consist of the following:

                                                     Unaudited

                                                     July 4,         January 3,
                                                      1998              1998
                                                      ----              ----
                                                           (In Thousands)

Raw materials                                          $10,909      $  9,638
Work in process                                          4,927         4,540
Finished goods                                          17,749        12,523
                                                      --------      --------

   Total inventories                                  $ 33,585      $ 26,701
                                                      ========      ========

6.       Debt:

         On June 2, 1997, in preparation for the consummation of the Plan, a wholly- owned subsidiary of the Company entered into a two-year financing agreement (the "CIT Credit Agreement") with CIT to provide direct borrowings and the issuance of letters of credit on the Company's behalf in an aggregate amount not to exceed $30,000,000, with a sublimit on letters of credit of $20,000,000. The CIT Credit Agreement became effective on June 4, 1997 with the consummation of the Plan. Direct borrowings bear interest at prime plus 1.0% (9.5% at July 4,
1998) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. There were no direct borrowings outstanding under the CIT Credit Agreement and approximately $6,552,000 was committed under unexpired letters of credit as of July 4, 1998.
                                      -14-

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

         Interest on direct borrowings was charged at prime plus 1.5% (10.00% at July 5, 1997), and the FNBB Credit Agreement required a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually.
                                      -15-

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


7.       Income Taxes:

         The provision for state and foreign income taxes is $2,072,000, $20,000 and $451,000 for the twenty-six, five and twenty-two weeks ended July 4, 1998, July 5, 1997 and June 4, 1997, respectively, and $171,000 and $135,000 for the thirteen and eight weeks ended July 4, 1998 and June 4, 1997, respectively. Federal income taxes for the post-consummation period are substantially offset by the utilization of pre-consummation net operating loss carryovers, which are limited to approximately $1,500,000 in 1998, and post-consummation net operating loss carryforwards without limitation and deductions available for tax purposes. Although there is no 1997 Federal income tax provision currently recognizable on the pre-consummation earnings due to existing net operating loss carryforwards and no Federal income tax benefit currently recognizable, the Company provided $3,728,000 for federal and state income taxes based on the alternative minimum tax regulations for the twenty-two weeks ended June 4, 1997 related to the gain on the sale of the Sassco Fashions product line. These taxes are reflected net of the gain shown in the statement of operations for the twenty-two weeks ended June 4, 1997.

8.       Commitments and Contingencies:

         As discussed in Note 2, on the Filing Dates, the Company and several of its subsidiaries filed voluntary petitions in the Bankruptcy Court under chapter 11 of the Bankruptcy Code. All civil litigation pending against the Company and those referenced subsidiaries prior to those dates was stayed under the Bankruptcy Code. By an order dated April 21, 1997 (the "Confirmation Order"), the Bankruptcy Court confirmed the Plan. The Plan was consummated on June 4, 1997. Certain alleged creditors who asserted age and other discrimination claims against the Company, and whose claims were expunged (the "Claimants") pursuant to an Order of the Bankruptcy Court (see below) appealed the Confirmation Order to the United States District Court for the Southern District of New York. The Company moved to dismiss the appeal from the Confirmation Order and the motion was granted and the appeal was dismissed. An appeal to the United States Court of Appeals for the Second Circuit was taken from the Order dismissing the appeal taken by the Claimants, but subsequently was withdrawn, without prejudice, and may be refiled in the future. In addition, the Claimants and two other persons commenced an adversary proceeding in the Bankruptcy Court to revoke the Confirmation Order. The Company has moved to dismiss the adversary proceeding to revoke the Confirmation Order and that motion has been fully briefed, but has not yet been argued to the Bankruptcy Court.
                                      -16-

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



         The Claimants, who are former employees of the Company who were discharged prior to the filing of the chapter 11 cases, asserted age and other discrimination claims, including punitive damage claims against the Company in the approximate aggregate sum of $80 million. Following a trial on the merits, the Bankruptcy Court expunged and dismissed those claims in their entirety. The Claimants appealed that decision to the United States District Court for the Southern District of New York, and the Bankruptcy Court order was affirmed on appeal.

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

         In addition to, and concurrent with, the proceedings in the Bankruptcy Court, the Company is involved in or settled the following legal proceedings of significance:

         In November 1992, a class action entitled "Stephen Warshaw and Phillis Warshaw v. The Leslie Fay Companies, Inc. et al." was instituted in the United States District Court for the Southern District of New York. In January 1993 and February 1993, the plaintiffs served amended complaints and thereafter twelve other similar actions were commenced against the Company, certain of its officers and directors and its then auditors, BDO Seidman. The complaints in these cases, which purported to be on behalf of all persons who purchased or acquired stock of the Company during the period from February 4, 1992 to and including February 1, 1993, alleged that the defendants knew or should have known material facts relating to the sales and earnings which they failed to disclose and that if these facts had been disclosed, they would have affected the price at which the Company's common stock was traded. A pre-trial order was entered which had the effect of consolidating all of these actions and, in accordance therewith, the plaintiffs have served the defendants with a consolidated class action complaint which, because of the chapter 11 filing by the Company, does not name the Company as a defendant. In March 1994, plaintiffs filed a consolidated and amended class action complaint. This complaint added certain additional parties as defendants, including Odyssey Partners, L.P. ("Odyssey"), and expanded the purported class period from March 28, 1991 to and including April 5, 1993. In March 1995, BDO Seidman filed an answer and cross-claims against certain of the officers and directors of the Company previously named in this action and filed third-party complaints against Odyssey, certain then current and former executives of the Company and certain then current and former directors of the Company. These cross-claims and third-party complaints allege that the Company's senior management and certain of its directors engaged in fraudulent conduct and negligent misrepresentation. BDO Seidman sought contribution from certain of the defendants and each of the third-party defendants if it were found liable in the class action, as

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

well as damages. On March 7, 1997, a stipulation and settlement agreement was signed pursuant to which all parties agreed to settle the above described litigation for an aggregate sum of $34,700,000. The officers' and directors' share of the settlement was covered by the Company's officers' and directors' liability insurance. The settlement specifically provides that the officers and directors deny any liability to the plaintiffs and have entered into the settlement solely to avoid substantial expense and inconvenience of litigation. The Company has no obligations under this settlement. The District Court approved this settlement and signed the final order of dismissal on May 8, 1997. The settlement has been fully consummated.

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

         In February 1993, the United States Attorney for the Middle District of Pennsylvania issued a Grand Jury Subpoena seeking the production of documents as a result of the Company's announcement of accounting irregularities. In 1994, Donald F. Kenia, former Controller of the Company, was indicted by a federal grand jury in the Middle District of Pennsylvania and pled guilty to the crime of securities fraud in connection with the accounting irregularities. On or about October 29, 1996, Paul F. Polishan, former Senior Vice President and Chief Financial Officer of the Company, was indicted by the federal grand jury in the Middle District of Pennsylvania for actions relating to the accounting irregularities. The trial of the case against Paul F. Polishan has not yet occurred.
                                      -18-

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         In March 1993, a stockholder derivative action entitled "Isidore Langer, derivatively on behalf of The Leslie Fay Companies, Inc. v. John J. Pomerantz et al." (the "Derivative Action") was instituted in the Supreme Court of the State of New York, County of New York, against certain officers and directors of the Company and its then auditors. This complaint alleges that the defendants knew or should have known material facts relating to the sales and earnings of the Company which they failed to disclose. The time to answer, move or otherwise respond to the complaint has not yet expired. The plaintiff seeks an unspecified amount of monetary damages, together with interest thereon, and costs and expenses incurred in the action, including reasonable attorneys' and experts' fees. The Company cannot presently determine the ultimate outcome of this litigation, but believes that it should not have any unfavorable impact on the financial statements. Pursuant to the Modification of the Third Amended and Restated Joint Plan of Reorganization filed on April 4, 1997, a Derivative Action Board, comprised of three persons or entities appointed by the Bankruptcy Court, based upon nominations by the Creditors' Committee, shall determine by a majority vote whether to prosecute, compromise and settle or discontinue the Derivative Action. Under the Plan, any recovery in the Derivative Action will be distributed to creditors of the Company and will not inure to the benefit of the Company.

         On February 23, 1996, Albert Nipon and American Pop Marketing Group, Inc. commenced an action against the Company in the United States Bankruptcy Court, Southern District of New York, seeking, inter alia, a declaratory judgment with respect to the use of the Company's "Albert Nipon" trademark and trade name. The Company has asserted counter claims. Upon a record of stipulated facts and submissions of memorandum of law, an oral argument on this matter was heard on May 9, 1997. On December 23, 1997, the court ruled in favor of the Company finding the plaintiffs in violation of the Federal and New York Trademark Statutes and of unfair competition under common law. The plaintiffs have appealed and the Company has cross appealed to recover its costs and expenses in the litigation.
                                      -19-

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


9.       Stockholders' Equity:

         On June 3, 1998 the Board of Directors declared a two-for-one split of the Company's common stock to shareholders of record on June 17, 1998 to be distributed on July 1, 1998. An amount equal to the par value of the common shares issued was transferred from capital in excess of par to the common stock account. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

         As  provided  under  the  Plan,  the  authorized  common  stock  of the reorganized Company consisted of 3,500,000 shares of common stock with a par value $.01 per share. The authorized common stock of the reorganized Company was increased to 9,500,000 shares of common stock with a par value of $.01 per share in November 1997 and to 20,000,000 shares with a par value of $.01 per share in June 1998. At June 4, 1997, 6,800,000 shares were issued and outstanding and were being held by the plan administrator in trust. In July 1997, 5,372,254 (approximately 79%) of the shares were distributed. The remaining approximately twenty-one (21%) percent is being held back pending the resolution of certain disputed claims before the Bankruptcy Court. The old common stock was canceled at June 4, 1997 and the old stockholders of the Company did not retain or receive any value for their equity interest.

         In addition, 500,000 shares of Preferred Stock of the reorganized Company were authorized at June 4, 1997 with a par value of $.01. None of such shares have been issued.

         The Board of Directors of the Company on April 14, 1998 approved an amendment to the Non-Employee Director Stock Option and Stock Incentive Plan to change each non-employee director's annual compensation to include 2,000 shares of the Company's common stock effective as of June 3, 1998. This amendment was approved at the annual shareholders meeting on June 3, 1998. As a result, twelve thousand shares of the Company's common stock were issued to non-employee directors on June 3, 1998 for the one year period ending June 3, 1999. An amount equal to the par value of the common shares issued was transferred from capital in excess of par to the common stock account.
                                      -20-

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

10.      Stock Option Plan:

The Company currently offers stock options under two plans:

              The 1997 Management Stock Option Plan ("Management Plan") was adopted in June 1997 in connection with the Company's emergence from bankruptcy and provides that options may be granted to key employees (including directors who are employees) of and consultants to the Company. An amendment to this plan was approved by the stockholders at the annual meeting on June 3, 1998. This amendment replaced provisions for granting the "Home Run" options.

              The 1997 Non-Employee Director Stock Option and Stock Incentive Plan (the "Non- Employee Director Plan") was adopted in June 1997 and provides that options may be granted to non-employee directors of the Company. An amendment to this plan was approved by the stockholders at the annual meeting on June 3, 1998 to provide for the grant of stock to non-employee directors in addition to the grant of stock options.


Discussion of Management Plan

         The Management Plan is designed to attract and retain the best-qualified personnel for positions of substantial responsibility, to provide additional incentive to employees of and consultants to the Company and to promote the success of the Company's business.

         The aggregate number of shares of Common Stock for which options may be granted under the Management Plan, adjusted for the July 1, 1998 two-for-one stock split, is 2,500,000 shares. The Management Plan is administered by the Compensation Committee of the Board of Directors. Under the Management Plan the following options have been granted:

         On June 4, 1997, options to purchase 824,242 shares of common stock at an exercise price of $3.09 per share were granted to five senior managers of the Company. Vesting for these stock options occurs with respect to 33% on June 4, 1998, a second 33% on June 4, 1999, and the final 34% on June 4, 2000. Due to the termination of employment of one of these executives, options to purchase 93,412 shares at $3.09 per share have been forfeited. As of August 10, 1998, none of the remaining options have been exercised.

         During 1997, the Board of Directors authorized the granting to 22 executives of the Company, not including any of the senior managers above, incentive stock options to purchase 76,000 shares at exercise prices of $5.75 and $6.25 per share, the then current market price of the shares. These incentive stock options vest 33% on the first anniversary of the grant, 33% on the second

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

anniversary, and the final 34% on the third anniversary of the grant. As of August 10, 1998, none of these stock options have been exercised or forfeited.

         At the June 3, 1998 annual meeting of stockholders, an amendment to the Management Plan was approved to replace the "Home Run" option provisions that were included as part of the Company's emergence from bankruptcy. These "Home Run" option provisions called for the granting of options to purchase up to 618,182 shares at an exercise price of $3.09 per share in the event of a reorganization, merger, sale or disposition of substantially all the assets of the Company, the underwritten equity offering of 50% or more of the outstanding Common Stock or other similar corporate transaction if the transaction achieved minimum imputed enterprise value targets. These minimum targets escalated at each anniversary of the Company's emergence from bankruptcy. The replacement provision grants the remaining four original senior executives options to purchase 365,758 shares at an exercise price of $3.09. These options were granted as of January 4, 1998. 25% of these vested immediately, with the remaining options vesting in equal installments at each of the following three anniversaries of the January 4, 1998 grant date. As of August 10, 1998, none of these stock options have been exercised or forfeited.

         Adjusted for the July 1, 1998 two-for-one stock split, there are currently options granted but not exercised under the Management Plan to purchase 1,172,586 shares at a weighted average exercise price of $3.26 per share.


Discussion of Non-Employee Director Plan

         The Non-Employee Director Plan is designed to attract and retain the best-qualified personnel for director positions and to provide for the long-term growth and financial success of the Company's business.

         The aggregate number of shares of Common Stock for which options may be granted or stock awarded under the Non-Employee Director Plan, adjusted for the July 1, 1998 two-for-one stock split, is 200,000 shares. The Non-Employee Director Plan is administered by the Compensation Committee of the Board of Directors. The Plan calls for the issuance of stock options or stock grants as follows:

         On June 4, 1997, each of the five original non-employee directors of the Company was granted options to purchase 20,000 shares at an exercise price of $3.09 per share. Each new non-employee director has been granted options to purchase 10,000 shares at an exercise price equal to the fair market value of the Common Stock at the day of the grant. These options vest over three years from the date of the grant, one-third on each of the first anniversary, the second anniversary and the third anniversary. As of August 10, 1998, none of these options have been exercised. There are currently options granted but not exercised under the Non-Employee Director Plan to purchase 140,000 shares at a weighted

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

average exercise price of $4.09 per share.

         The Non-Employee Director Plan also provides that a stock grant for 2,000 shares of Common Stock will be issued to each non-employee director of the Company as of the conclusion of each annual meeting of stockholders of the Company. There are no restrictions on the receipt or sale of the shares, except such as may be imposed by federal or state security laws. This grant of stock is designed to offset the reduction in the portion of directors' fee paid in cash. The Company has granted 12,000 shares of Common Stock to its six non-employee directors.

Accounting for Stock Based Compensation

         On June 4, 1997, effective with the Company's emergence from bankruptcy, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, the Company has recorded $1,080,000 and $351,000 of non-cash compensation expense included in Selling, warehouse, general and administrative expenses for the twenty-six and fifty-three weeks ended July 4, 1998 and January 3, 1998, respectively. These amounts were offset as adjustments to Capital in excess of par value in the consolidated balance sheets at July 4, 1998 and January 3, 1998, respectively.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


11.      New Accounting Pronouncements:

         Effective January 4, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No.130, "Reporting Comprehensive Income" which modifies the financial statement presentation of comprehensive income and its components. Adoption of this statement expands and modifies disclosures and accordingly has no effect on the Company's financial position or operating results during the periods presented.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         The Company has not engaged in hedging activities and has not purchased any derivative instruments. The Company believes the adoption of SFAS No. 133 would have no impact on these consolidated financial statements.

12.      Net Income (Loss) Per Share:

         As  of  July  4,  1998,  the  basic  weighted   average  common  shares
outstanding is 6,801,967, and the weighted average shares outstanding assuming dilution is 7,149,484. The difference of 347,517 represents the incremental shares issuable upon exercise of dilutive stock options.
                                      -24-

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


Item 2.   Management's  Discussion and Analysis of
            Financial Condition and Results of Operations.

(a)  Results of  Operations

Twenty-six Weeks Ended July 4, 1998 as Compared to
Twenty-seven Weeks Ended July 5, 1997

         The Company recorded net sales of $73,934,000 for the twenty-six weeks ended July 4, 1998, compared with $203,519,000 for the twenty-seven weeks ended July 5, 1997, a net decrease of $129,585,000 or 63.7%. The primary factors contributing to this decrease were the sale of the Sassco Fashions and Castleberry product lines, the closing of the Outlander product line and the extra week of shipping volume in the first quarter 1997, offset by sales of new product lines in the first half of 1998. The Sassco, Castleberry and Outlander lines generated $136,107,000, $2,808,000 and $2,641,000, respectively, in net sales for the twenty-seven weeks ended July 5, 1997. The extra week's shipping volume in the continuing product lines accounted for $1,225,000 in net sales during the twenty-seven week period ended July 5, 1997. The Company's newly released product line, Haberdashery by Leslie Fay Sportswear, generated net sales of $2,413,000 for the twenty-six week period ending July 4, 1998. After excluding the effect of the above mentioned businesses, the extra week and $13,000 of returns relating to the closed Outlander product line, the continuing product lines had a net sales increase of $10,796,000, or 17.8%, for the twenty-six weeks ended July 4, 1998 as compared to the comparably adjusted period ended July 5, 1997. The Dress product lines generated an increase for the period of $10,231,000 or 24.4% directly as a result of increased production of the Spring and Summer season lines to service anticipated increases in customer demand. Net sales for the comparable continuing Sportswear product lines, excluding the Haberdashery line, increased by $565,000 or 3.0%.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         Gross profit for the twenty-six weeks ended July 4, 1998 was $19,487,000 and 26.4% of net sales compared with $51,833,000 and 25.5% for the twenty-seven weeks ended July 5, 1997. The Sassco Fashions, Castleberry and Outlander product lines generated $34,534,000, $546,000 and ($331,000), respectively, in gross profit for the twenty-seven weeks ended July 5, 1997. The extra week of shipping during the quarter ended July 5, 1997 generated $443,000 of gross profit. The newly offered Haberdashery line and discontinued Outlander line generated gross profit (loss) of $831,000 and ($17,000), respectively, for the twenty-six weeks ended July 4, 1998. The comparable continuing businesses increased gross profit by $2,032,000 for the twenty-six weeks ended July 4, 1998 versus the prior year while the gross margin as a percentage of net sales decreased to 26.1% from 27.4%. Increased production of the Spring and Summer seasons as discussed above generated the additional gross margin volume in the Dress and Sportswear product lines. The lower gross profit percentage is due mostly to additional discounts taken in the Dress product line due to higher levels of off-price sales and to discounts offered on late shipments. The gross profit from the Dress line, excluding the effect of the additional week, rose $2,244,000 but the percentage to net sales fell to 27.4% from 28.7%. The gross profit produced by the Sportswear line for the twenty-six weeks ended July 4, 1998, excluding the effect of the extra week and the new product line, decreased by $212,000 and the percentage of net sales decreased to 22.7% from 24.5% for the comparable period ended July 5, 1997. This decrease resulted primarily from the competitive repricing strategy of the Leslie Fay Sportswear product line that was implemented during the second half of 1997.

         Selling, warehouse, general and administrative ("SG&A") expenses were $14,739,000 or 19.9% of net sales and $37,091,000 or 18.2% of net sales for the twenty-six and twenty-seven weeks ended July 4, 1998 and July 5, 1997, respectively. After excluding the costs associated with the product lines sold, the pro forma remaining business had expenses of $12,675,000 or 19.6% of net sales for the twenty-seven weeks ended July 5, 1997. The expense increase of $2,064,000 was caused by several items that affected direct comparability. In the year ago period, SG&A expenses included a $520,000 reduction resulting from collecting receivables in excess of the bad debt reserve established before the Company emerged from bankruptcy. The year ago period included $814,000 in transitional, bankruptcy-related expenses that were eliminated following the emergence from bankruptcy. Also, the year ago period included revenue payments for support provided the Sassco Fashions product line of $250,000. Adjusting for these items, SG&A expenses for the 1998 period increased by $2,108,000. This year includes an accrual of $1,080,000 for non-cash, stock based compensation for stock options that were granted after the Company's emergence from bankruptcy. Also an additional $303,000 in professional fees have been incurred due to requirements of public filings and investor relations, by contracting Arthur Andersen LLP to also serve as internal auditors for the company, and by contracting an engineering firm to work with the Company to improve operating efficiency. The Company has invested an additional $200,000 in advertising in support of its customers as well as to launch the Haberdashery by Leslie Fay Sportswear product line. Shipping expenses also rose $318,000 despite improved operating productivity due to additional costs caused to ship product received late from the Company's suppliers. The remaining $207,000 increase represents a growth over 1997 of under 2% that supported a 17.8% sales increase.
                                      -26-

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

         Other income was $575,000 and $1,314,000 for the twenty-six and twenty-seven weeks ended July 4, 1998 and July 5, 1997, respectively. The decrease is due to the licensing revenues related to trade names which were spun-off with the Sassco Fashions product line, renegotiated minimum payment terms for the HUE legwear license and excess 1996 licensing revenues received and recognized as income during the first quarter of 1997.

         Depreciation and amortization expense for the twenty-six weeks ended July 4, 1998 was $70,000 due to the write-off of fixed assets at June 4, 1997 under fresh-start reporting. In addition, the Company realized income of $2,286,000 from amortization of excess revalued net assets acquired over equity (see Note 2). Depreciation and amortization expense for the twenty-seven weeks ended July 5, 1997 consisted of depreciation on fixed assets of $1,617,000, including $1,119,000 related to product lines sold, and amortization of the excess purchase price over net assets acquired of $473,000, including $257,000 of amortization related to the lines sold. This amortization expense related to the leveraged buyout of The Leslie Fay Company on June 28, 1984.

         Interest and financing costs were $320,000 and $1,270,000 for the twenty-six and twenty-seven weeks ended July 4, 1998 and July 5, 1997, respectively. The financing fees under the new CIT Credit Agreement were offset by income earned on the cash invested for the twenty-six weeks ended July 4, 1998. The financing fees incurred were significantly below those incurred during the twenty-seven weeks ended July 5, 1997 due to the higher line needed to finance the operations of the Sassco Fashions and Castleberry product lines.

         The provision for federal, state and local income taxes was $2,072,000 and $471,000 for the twenty-six and twenty-seven weeks ended July 4, 1998 and July 5, 1997, respectively. The expense was lower for the twenty-seven weeks period ended July 5, 1997 due to the expected availability of the net operating loss carryforwards available in full for the period up to and including the June 4, 1997 Consummation Date (see Note 7).
                                      -27-

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


Thirteen Weeks Ended July 4, 1998 as Compared to
Thirteen Weeks Ended July 5, 1997

         The Company recorded net sales of $28,676,000 for the thirteen weeks ended July 4, 1998, compared with $60,764,000 for the thirteen weeks ended July 5, 1997, a net decrease of $32,088,000 or 52.8%. The primary factors contributing to this decrease were the sale of the Sassco Fashions and Castleberry product lines and the closing of the Outlander product line, offset by sales of new product lines. The Sassco, Castleberry and Outlander lines generated $36,877,000, $679,000 and $644,000, respectively, in net sales for the thirteen weeks ended July 5, 1997. The Company's newly released product line, Haberdashery by Leslie Fay Sportswear, generated net sales of $1,121,000 for the thirteen week period ending July 4, 1998. On a comparable basis, after excluding the effect of the above mentioned businesses and $7,000 of sales in 1998 related to the closed Outlander product line, the continuing product lines had a net sales increase of $4,984,000, or 22.1%, for the thirteen weeks ended July 4, 1998 as compared to the comparably adjusted period ended July 5, 1997. The Dress product lines generated an increase for the period of $4,700,000 or 27.9% directly as a result of increased production of the Spring and Summer season lines to service anticipated increases in customer demand. Net sales for the comparable continuing Sportswear product lines, excluding the Haberdashery line, increased by $284,000 or 4.9%.

         Gross profit for the thirteen weeks ended July 4, 1998 was $7,489,000 and 26.1% of net sales compared with $15,065,000 and 24.8% for the thirteen weeks ended July 5, 1997. The Sassco Fashions, Castleberry and Outlander product lines generated $9,527,000, $2,000 and ($97,000), respectively, in gross profit for the thirteen weeks ended July 5, 1997. The newly offered Haberdashery line generated gross profit of $428,000 for the thirteen weeks ended July 4, 1998. The comparable continuing businesses increased gross profit by $1,428,000 for the thirteen weeks ended July 4, 1998 versus the prior year while the gross margin as a percentage of comparable net sales decreased to 25.0% from 25.6%. Increased production of the Spring and Summer seasons as discussed above generated the additional gross margin volume in both the Dress and Sportswear product lines. The lower gross profit percentage is due mostly to additional discounts taken in the Dress product line due to higher levels of off-price sales and to discounts offered on late shipments. The gross profit from the Dress line rose $1,381,000 but the percentage of net sales fell to 25.9% from 26.6%. The gross profit produced by the Sportswear line for the thirteen weeks ended July 4, 1998, excluding the effect of the new product line, increased by $47,000 and the percentage of net sales increased to 22.4% from 22.0% for the comparable period ended July 5, 1997.
                                      -28-

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         SG&A expenses were $7,203,000 or 25.1% of net sales and $13,986,000 or 23.0% of net sales for the thirteen weeks ended July 4, 1998 and July 5, 1997, respectively. After excluding the costs associated with the product lines sold, the pro forma remaining business had expenses of $5,221,000 or 22.5% of net sales for the comparably adjusted thirteen weeks ended July 5, 1997. The expense increase of $1,982,000 was caused by several items that affected direct comparability. In the year ago period, SG&A expenses included a $520,000 reduction resulting from collecting receivables in excess of the bad debt reserve established before the Company emerged from bankruptcy. The year ago period included $427,000 in transitional, bankruptcy-related expenses that were eliminated following the emergence from bankruptcy. Also, the year ago period included revenue payments for support provided the Sassco Fashions product line of $100,000. Adjusting for these items, SG&A expenses for the 1998 period increased by $1,789,000. This year includes an accrual of $684,000 for non-cash, stock based compensation for stock options that were granted after the Company's emergence from bankruptcy. Also an additional $259,000 in professional fees have been incurred due to requirements of public filings and investor relations, by contracting of Arthur Andersen LLP to also serve as internal auditors for the Company, and by contracting an engineering firm to work with the Company to improve operating efficiency. The Company has invested an additional $117,000 in advertising in support of its customers as well as to launch the Haberdashery by Leslie Fay Sportswear product line. Shipping expenses also rose $243,000 despite improved operating productivity due to additional costs caused to ship product received late from the Company's suppliers. The quarter also included an $85,000 increase reflecting new contracts for the four senior managers which included base salary increases effective January 4, 1998. The remaining $401,000 increase represents a growth over 1997 of under 8% that supported a 22.1% sales increase.

         Other income was $303,000 and $357,000 for the thirteen weeks ended July 4, 1998 and July 5, 1997, respectively. The decrease is due to the renegotiated minimum payment terms for the HUE legwear license.

         Depreciation and amortization expense for the thirteen weeks ended July 4, 1998 was $53,000 due to the write-off of fixed assets at June 4, 1997 under fresh-start reporting. In addition, the Company realized income of $1,143,000 from amortization of excess revalued net assets acquired over equity (see Note
2). Depreciation and amortization expense for the thirteen weeks ended July 5, 1997 consisted of depreciation on fixed assets of $657,000, including $344,000 related to product lines sold, and amortization of the excess purchase price over net assets acquired of $189,000, including $102,000 of amortization related to the lines sold. This amortization expense related to the leveraged buyout of The Leslie Fay Company on June 28, 1984.

         Interest and financing costs were $130,000 and $402,000 for the thirteen weeks ended July 4, 1998 and July 5, 1997, respectively. The financing fees under the new CIT Credit Agreement were offset by income earned on the cash invested for the thirteen weeks ended July 4, 1998. The financing fees incurred were significantly below those incurred during the thirteen weeks ended July
                                      -29-

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

5, 1997 due to the higher line needed to finance the operations of the Sassco Fashions and Castleberry product lines.

         The provision for federal, state and local income taxes was $171,000 and $155,000 for the thirteen weeks ended July 4, 1998 and July 5, 1997, respectively.

(b)  Liquidity and Capital Resources

         On June 2, 1997, the Company obtained $30,000,000 of post-emergence financing (see Note 6), which became effective with the consummation of the Plan on June 4, 1997. The CIT Credit Agreement provides a working capital facility commitment of $30,000,000, including a $20,000,000 sublimit on letters of credit. As of July 4, 1998 the Company was utilizing approximately $6,552,000 of the CIT Credit Agreement for the letters of credit.

         At July 4, 1998, there were no cash borrowings outstanding under the CIT Credit Agreement, and the Company's cash and cash equivalents amounted to $12,354,000. Of this amount, $3,786,000 is restricted to pay remaining administrative claims as defined in the Plan. Working capital increased $5,237,000, to $44,690,000 for the twenty-six weeks ended July 4, 1998. The primary changes in the components of working capital were a decrease in cash, cash equivalents and short term investments of $10,448,000, offset by an increase in net accounts receivable and inventories of $3,015,000 and $6,884,000, respectively, and a decrease of $5,533,000 in accounts payable, accrued expenses and other current liabilities. Accounts receivable increased due to additional shipping volume in the Summer season as well as earlier than planned Fall shipments. Inventories sold during the period were offset by new inventory purchases to accommodate the upcoming Fall season.

         Although, the Company's results of operations indicated an operating income of $7,539,000 for the twenty-six weeks ended July 4, 1998, these results are not necessarily indicative of results for an entire year.

         Capital expenditures were $956,000 for the twenty-six weeks ended July 4, 1998. Capital expenditures are expected to be $3,000,000 for the fiscal year 1998. The anticipated capital expenditures of $2,044,000 for the remainder of the year are primarily related to improvements in management information systems and fixturing the Company's in-store shops that are planned to be opened in 1998. The Company believes that its financing arrangements and anticipated level of internally generated funds will be sufficient to finance its capital spending during 1998.

         At its April 14, 1998 meeting, the Company's Board of Directors authorized the repurchase of up to $5,000,000 of the Company's common stock. The repurchase will be based upon the trading price of the stock and will be supervised by a subcommittee of the Board of Directors. While there is no assurance that any stock will be repurchased, any repurchase made would adversely affect the overall liquidity of the Company.
                                      -30-

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

         The Company is currently preparing definitive documentation for the purchase of selected assets of The Warren Apparel Group Ltd. a manufacturer of dresses that are sold at "better" price points in departments stores. This acquisition , if completed, will require the modification of the Company's existing credit facility to provide a substantially higher credit line and other modifications to covenants and other terms. The Company is currently negotiating these modifications with its lender.

         In August 1998 the Company entered into a modification of its lease for its showroom and offices at 1412 Broadway, New York, New York. This modification extended the lease through August 2008 and included the leasing of approximately an additional 20,333 square feet of space.

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

         In the fourth quarter of 1997, the Company began a review of its systems and technology to address all business requirements, including Year 2000 compliance. This review is substantially complete and a plan has been developed to meet these needs. Overall, the plan identifies numerous changes required to make the Company's systems Year 2000 compliant. These changes will be implemented in 1998 through 1999 at an estimated cost of approximately $1,500,000 plus the utilization of internal staff and other resources. On May 4, 1998, the Company implemented the first phase of its plan by placing in operation a new purchase order management and invoicing system. Through August 10, 1998, the Company implemented the second phase of its plan by placing in operation Year 2000 compliant versions of its accounts payable, general ledger and EDI translation systems.

         The Company is also dependent on the efforts of its customers, suppliers and software vendors. The Company's upgrade of its electronic data intercharge software will need to be tested with the Company's customers to confirm proper functioning. The Company's customers and suppliers are also required to implement projects to make their systems and communications Year 2000 compliant. Failure to complete their efforts in a timely way could disrupt the Company's operations including the ability to receive and ship its product as well as to invoice its customers. Finally, the Company's plan is based upon the representation of the vendors that market the software packages selected by the Company. There is no guarantee that these new systems will be compliant
                                      -31-

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

under all the circumstances and volume stresses that may actually be required by the Company's operations through Year 2000.

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

Item 1.    Legal Proceedings.

         The Company has previously reported the proceedings under chapter 11 of the Bankruptcy Code and other pending legal proceedings in Item 3. - "Legal Proceedings" in the 1997 Form l0-K. The Company's Plan of Reorganization was approved by the creditors and on April 21, 1997, the Bankruptcy Court confirmed the Plan. On June 4, 1997, the Plan was consummated and the Company no longer operates under chapter 11. For information concerning legal proceedings at the end of the second quarter of 1998, reference is made to Note 8 of the Notes to Consolidated Financial Statements contained herein.

         No other legal proceedings were terminated during the second quarter of 1998 or thereafter, other than ordinary routine litigation incidental to the business of the Company.

Item 2.    Changes in Securities.

                  None.

Item 3.    Defaults Upon Senior Securities.

                  None.

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)      Date of Annual Meeting of Stockholders - June 3, 1998

(b)      The Election of Eight Directors.

         STOCKHOLDER VOTES
         -----------------
                                        For                        Withheld
                                        ---                        --------

         Clifford B. Cohn               2,455,851                  410
         Mark B. Dickstein              2,456,258                  3
         Chaim Y. Edelstein             2,456,258                  3
         Mark Kaufman                   2,456,258                  3
         Bernard Olsoff                 2,456,258                  3
         John J. Pomerantz              2,456,258                  3
         Robert L. Sind                 2,456,258                  3
         John A. Ward                   2,456,258                  3

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

(c) Approval of an amendment to the Amended and Restated Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock from 9,500,000 to 20,000,000 shares.

         STOCKHOLDER VOTES
         -----------------

         For:                       1,877,643
         Against:                     578,777
         Abstentions:                      21
         Broker Non-Votes:                 --

(d) Approval of an amendment to the Amended and Restated Certificate of Incorporation of the Company to permit stockholder action by written consent.

         STOCKHOLDER VOTES
         -----------------

         For:                       2,443,808
         Against:                      12,450
         Abstentions:                       3
         Broker Non-Votes:                 --

(e) Approval of the provision of the Company's 1997 Management Stock Option Plan limiting the number of shares for which options may be granted to any one employee over the life of such plan and the amendment to such plan to modify the terms of certain options contemplated thereunder.

         STOCKHOLDER VOTES
         -----------------

         For:                       2,265,095
         Against:                     191,091
         Abstentions:                     153
         Broker Non-Votes:                 --

(f) Approval of an amendment to the Company's 1997 Non-Employee Director Stock Option and Stock Incentive Plan to permit the grant of stock awards thereunder.

         STOCKHOLDER VOTES
         -----------------

         For:                       2,443,306
         Against:                      12,790
         Abstentions:                     153
         Broker Non-Votes:                 --

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

(g) Ratification of the action of the Board of Directors in appointing Arthur Andersen LLP as independent accountants of the Company.

         STOCKHOLDER VOTES
         -----------------

         For:                       2,448,710
         Against:                       7,547
         Abstentions:                       3
         Broker Non-Votes:                 --

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

Date:  August 18, 1998                 THE LESLIE FAY COMPANY, INC.
                                       ----------------------------
                                                (Company)




                                       By:/s/ Warren T. Wishart
                                          -----------------------------------
                                          Warren T. Wishart
                                          Senior Vice President - Administration
                                          and Finance, Chief Financial Officer
                                          and Treasurer

                                INDEX TO EXHIBITS
                                -----------------



Exhibit No.       Description
----------        -----------

     10.10 Employment Agreement dated as of January 4, 1998 between the Company and John J. Pomerantz

     10.11 Employment Agreement dated as of January 4, 1998 between the Company and John Ward.

     10.12 Employment Agreement dated as of January 4, 1998 between the Company and Warren T. Wishart.

     10.13 Employment Agreement dated as of January 4, 1998 between the Company and Dominick Felicetti.

     10.14 Amended Lease Agreement dated August 11, 1998 between Fashion Gallery Owners (formerly 1412 Broadway Associates) and the Company, for certain premises located at 1412 Broadway, New York, New York.

      27          Financial Data Schedule.