Form 10-K/A
period 1998-01-03
FAY LESLIE CO INC
filed 1998-09-09
CIK 796226

================================================================================



                                    FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K


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
                                                            |
Net Income (Loss) per                                       |
  Share - Basic ......$    2.35(i)  $    0.97(i)  $  0.49(i)|        --(i)  $    0.52(i)  $   (0.95)(i)  $   (7.97)(i) $   (5.07)(i)
        - Diluted.....$    2.32(i)  $    0.96(i)  $  0.49(i)|        --(i)  $    0.52(i)  $   (0.95)(i)  $   (7.97)(i) $   (5.07)(i)

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

SUMMARY COMPENSATION TABLE



                               Annual Compensation(1)         Long Term Compensation
                               -------------------            ----------------------
                                                                Restricted    Securities
Name and Principal                                              Stock         Underlying     LTIP       All Other
Position                       Year     Salary (2)    Bonus     Awards        Options        Payouts    Compensation(3)(4)(5)
------------------             ----     ----------    -----     ------        -------        -------    ------------

John J. Pomerantz              1997     $611,129   $300,000          --         131,878          --     $    8,699
  Chairman of  the Board       1996     $777,915   $171,700          --             --           --     $    8,938
  and Chief  Executive         1995     $779,934   $     --          --             --           --     $    8,600
  Officer
------------------------------------------------------------------------------------------------------------------------------------
John A. Ward                   1997     $462,692   $225,000          --           70,060         --     $    2,650
  President                    1996     $521,154   $145,600          --             --           --     $    2,500
                               1995     $519,231   $     --          --             --           --     $    2,730
------------------------------------------------------------------------------------------------------------------------------------
Dominick Felicetti             1997     $337,500   $200,000          --           70,060         --     $    1,938
  Senior Vice President-       1996     $267,885   $ 91,200          --             --           --     $      --
  Manufacturing and            1995     $167,212   $ 25,000          --             --           --     $      --
  Sourcing
------------------------------------------------------------------------------------------------------------------------------------
Catharine Bandel-              1997     $273,654   $ 92,300          --           70,060         --     $   76,260
  Wirtshafter                  1996     $300,000   $ 91,200          --             --           --     $      --
  Senior Vice President        1995     $274,038   $ 50,000          --             --           --     $      --
------------------------------------------------------------------------------------------------------------------------------------
Warren T. Wishart              1997     $207,692   $180,000          --           70,060         --     $  102,650
  Senior Vice President-       1996     $200,000   $ 91,200          --             --           --     $    2,500
  Administration and           1995     $198,461   $ 25,000          --             --           --     $    3,035
  Finance, Chief Financial
  Officer and Treasurer
------------------------------------------------------------------------------------------------------------------------------------

----------------------------
(1) In 1997, 1996 and 1995, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of reported annual salary and bonuses for any of the Named Executive Officers.

(2) 1997 was a 53 week year. 1996 and 1995 were 52 week years. Amounts represent salaries paid during the above calendar year.

(3) For 1997, consists of the following (a) amounts contributed as Company matching contributions for each Named Executive Officer under the Company's 401(k) Savings Plan as follows: Mr. Pomerantz $2,286, Mr. Ward $2,650, Mr. Felicetti $1,938, Ms. Bandel-Wirtshafter $1,260 and and Mr. Wishart $2,535; (b) amounts contributed by the Company under the Company's defined benefit cash balance retirement plan as follows:
         Mr. Pomerantz, Mr. Ward and Mr. Wishart $500 each; and (c) amounts paid by the Company for split dollar life insurance coverage as follows: Mr. Pomerantz $5,870.

         Mr. Wishart $2,650; (b) amounts paid by the Company for split dollar life insurance coverage as follows: Mr. Pomerantz $6,413; and (c) amounts paid by the Company as earned retention as follows: Ms. Bandel-Wirtshafter $75,000 and Mr. Wishart $100,000.

(4) For 1996, consists of the following (a) amounts contributed as Company matching contributions for each Named Executive Officer under the Company's 401(k) Savings Plan as follows: Mr. Pomerantz $2,286, Mr. Ward $2,500 and Mr. Wishart $2,500; and (b) amounts paid by the Company for split dollar life insurance coverage as follows:
         Mr. Pomerantz $6,652.

(5) For 1995, consists of the following (a) amounts contributed as Company matching contributions for each Named Executive Officer under the Company's 401(k) Savings Plan as follows: Mr. Pomerantz $2,230, Mr. Ward $2,230


OPTION/SAR GRANTS IN LAST FISCAL YEAR

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

                                   SIGNATURES

           Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 9th day of September, 1998.

                                               THE LESLIE FAY COMPANY, INC.

                                               By: /s/ Warren T. Wishart
                                                   -------------------------
                                                   Warren T. Wishart
                                                   Senior Vice President -
                                                   Administration and Finance,
                                                   Chief Financial Officer and
                                                   Treasurer

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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 REORGANIZED  |
                                                                   COMPANY    |                PREDECESSOR COMPANY
                                                                ------------  |   ----------------------------------------------
                                                                 THIRTY-ONE   |    TWENTY-TWO       FIFTY-TWO        FIFTY-TWO
                                                                WEEKS ENDED   |   WEEKS ENDED      WEEKS ENDED      WEEKS ENDED
                                                                  JANUARY 3,  |      JUNE 4,       DECEMBER 28,     DECEMBER 30,
                                                                    1998      |       1997             1996             1995
                                                                ------------  |   ------------     ------------     ------------
Net Sales ..................................................    $     73,091  |   $    197,984     $    429,676     $    442,084
Cost of Sales ..............................................          58,719  |        147,276          331,372          345,891
                                                                ------------  |   ------------     ------------     ------------
    Gross profit ...........................................          14,372  |         50,708           98,304           96,193
                                                                ------------  |   ------------     ------------     ------------
Operating Expenses:                                                           |
    Selling, warehouse, general and                                           |
        administrative expenses ............................          13,650  |         35,459           79,570           92,832
    Depreciation and amortization expense ..................              14  |          2,090            4,654            6,154
        Total operating expenses ...........................          13,664  |         37,549           84,224           98,986
    Other (income) .........................................            (947) |         (1,196)          (3,885)          (4,028)
    Amortization of excess revalued net assets                                |
        acquired over equity ...............................          (2,667) |           --               --               --
                                                                ------------  |   ------------     ------------     ------------
    Total operating expenses, net ..........................          10,050  |         36,353           80,339           94,958
                                                                ------------  |   ------------     ------------     ------------
    Operating income .......................................           4,322  |         14,355           17,965            1,235
                                                                              |
Interest and Financing Costs (excludes contractual                            |
    interest of $-0-, $7,513, $18,031 and $18,031,                            |
    respectively) ..........................................             336  |          1,372            3,932            3,262
                                                                ------------  |   ------------     ------------     ------------
Income(loss) before reorganization costs, taxes,                              |
    gain on sale, fresh-start revaluation and                                 |
    extraordinary item .....................................           3,986  |         12,983           14,033           (2,027)
                                                                              |
Reorganization Costs .......................................            --    |          3,379            5,144           16,575
                                                                ------------  |   ------------     ------------     ------------
                                                                              |
    Income (loss) before taxes, gain on sale,                                 |
        fresh-start revaluation and extraordinary                             |
        item ...............................................           3,986  |          9,604            8,889          (18,602)
                                                                              |
Provision (Benefit) for taxes ..............................             677  |            451             (839)            (761)
                                                                ------------  |   ------------     ------------     ------------
                                                                              |
    Net Income (loss) before gain on sale, fresh-                             |
        start revaluation and extraordinary item ...........           3,309  |          9,153            9,728          (17,841)
                                                                              |
Gainon disposition of Sassco Fashions line (net of $3,728 of                  |
    income taxes), loss on revaluation of assets pursuant to                  |
    adoption of fresh-start reporting and extraordinary                       |
    gain on debt discharge .................................            --    |        136,341             --               --
                                                                ------------  |   ------------     ------------     ------------
                                                                              |
    Net Income (Loss) ......................................    $      3,309  |   $    145,494     $      9,728     ($    17,841)
                                                                ============  |   ============     ============     ============
                                                                              |
    Net Income (Loss) per Share - Basic ....................    $       0.97  |              *     $       0.52     ($      0.95)
                                                                ============  |   ============     ============     ============
               - Diluted ...................................    $       0.96  |              *     $       0.52     ($      0.95)
                                                                ============  |   ============     ============     ============
                                                                              |
Weighted Average Shares Outstanding - Basic ................       3,400,000  |              *       18,771,836       18,771,836
                                                                ============  |   ============     ============     ============
               - Diluted ...................................       3,458,565  |              *       18,771,836       18,771,836
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

           As of January 3, 1998, the basic weighted average common shares outstanding is 3,400,000, and the weighted average shares outstanding assuming dilution is 3,458,565. The difference of 58,565 relates to incremental shares issuable relating to dilutive stock options.

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

10.        STOCK OPTION PLAN:

           Information regarding the Company's stock option plan is summarized below:


                                        Number of Shares  Option Price Per Share
                                        ----------------  ----------------------
Outstanding at December 30, 1995             148,875         $ 3.31  -  $14.00

Granted                                         --              --   -     --
Exercised or surrendered                        --              --   -     --
Canceled                                     (22,000)          3.50  -   14.00
                                             -------

Outstanding at December 28,1996              126,875           3.31  -   14.00

Termination of old plan                     (126,875)          3.31  -   14.00
Granted                                      510,121           6.18  -   12.50
Exercised or surrendered                        --              --   -     --
Canceled                                        --              --   -     --
                                             -------
Outstanding at January 3, 1998               510,121           6.18  -   12.50

           The Plan provides stock options to certain senior management equal to seventeen and one-half (17.5%) percent of the reorganized Company's common stock outstanding (assuming the exercise of all options). Of this amount, the first ten (10%) or 412,121 options were granted as of June 4, 1997, one-third of which will vest on each of the first three anniversaries of the Consummation Date. In addition, each initial non-employee director of the Company has been granted 10,000 stock options for a total of 50,000 options. The options may be exercised for $6.18 per share. The Plan provided that additional options of another two and one-half (2.5%) to seven and one-half (7.5%) percent of common stock (a maximum of 309,091 options) will be granted upon a sale of the Company where the imputed enterprise value exceeds $37,500,000. The Company issued 48,000 additional options to non-employee directors and middle management during the period. These options may be exercised for a price between $11.50 and $12.50 per share. No options were exercisable at January 3, 1998.

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

                                                                  TWENTY-TWO WEEKS ENDED JUNE 4, 1997
                                                -----------------------------------------------------------------------
                                                                                                           PRO FORMA
                                                  HISTORICAL   DISPOSITION OF   SALE OF     FRESH START    ADJUSTED
                                                  OPERATIONS       SASSCO     CASTLEBERRY    REPORTING      BALANCE
                                                   ---------     ---------     ---------     ---------     ---------
Net Sales .....................................    $ 197,984     ($136,107)    ($  2,808)    $    --       $  59,069
Cost of  Sales ................................      147,276      (101,573)       (2,262)          (32)       43,409
                                                   ---------     ---------     ---------     ---------     ---------
    Gross profit ..............................       50,708       (34,534)         (546)           32        15,660
                                                   ---------     ---------     ---------     ---------     ---------
Operating Expenses:
    Selling, warehouse, general and
      administrative expenses .................       35,459       (23,666)       (1,000)          250        11,043
    Depreciation and amortization expense .....        2,090        (1,078)          (41)         (971)         --
                                                   ---------     ---------     ---------     ---------     ---------
      Total operating expenses ................       37,549       (24,744)       (1,041)         (721)       11,043

    Other (income) ............................       (1,196)          260          --            --            (936)
    Amortization in excess of revalued net
     assets acquired over equity ..............         --            --            --          (1,905)       (1,905)
                                                   ---------     ---------     ---------     ---------     ---------
Total operating expenses, net .................       36,353       (24,484)       (1,041)       (2,626)        8,202
Operating income ..............................       14,355       (10,050)          495         2,658         7,458
Interesting and Financing Costs (excludes
      contractual interest) ...................        1,372          (595)         --            --             777
                                                   ---------     ---------     ---------     ---------     ---------
Income (loss) before reorganization costs,
      taxes, gain on sale, fresh start
      revaluation and extraordinary item ......       12,983        (9,455)          495         2,658         6,681
Reorganization Costs ..........................        3,379          --              14        (3,393)         --
                                                   ---------     ---------     ---------     ---------     ---------
    Income (loss) before taxes, gain on sale,
      fresh start revaluation and extraordinary
      item ....................................        9,604        (9,455)          481         6,051         6,681
Taxes .........................................          451          (342)         --           1,898         2,007
                                                   ---------     ---------     ---------     ---------     ---------
    Net Income (loss) before gain on sale,
      fresh start revaluation and extraordinary
      item ....................................        9,153        (9,113)          481         4,153         4,674
Gain on disposition of Sassco Fashions line,
  loss on revaluation of assets pursuant to
  adoption of fresh-start reporting and
   extraordinary gain on debt discharge .......      136,341       (89,810)         --         (46,531)         --
                                                   ---------     ---------     ---------     ---------     ---------
    Net Income (loss) .........................    $ 145,494     ($108,923)    $     481     ($ 32,378)    $   4,674
                                                   =========     =========     =========     =========     =========
    Net Income (loss) per Share
    -  Basic and Diluted.......................         *                                                  $    1.38
                                                   =========                                               =========
    Weighted Average
      Shares Outstanding - Basic and Diluted...         *                                                  3,400,000
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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (UNAUDITED)

                                                          FIFTY-TWO WEEKS ENDED DECEMBER 28, 1996
                                             -------------------------------------------------------------------
                                                                                                      PRO FORMA
                                             HISTORICAL   DISPOSITION OF   SALE OF     FRESH START     ADJUSTED
                                             OPERATIONS      SASSCO      CASTLEBERRY    REPORTING      BALANCE
                                              ---------     ---------     ---------     ---------     ---------
Net Sales ................................    $ 429,676     $(311,550)    $  (8,073)    $    --       $ 110,053
Cost of  Sales ...........................      331,372      (238,477)       (6,066)          (85)       86,744
                                              ---------     ---------     ---------     ---------     ---------
    Gross profit .........................       98,304       (73,073)       (2,007)           85        23,309
                                              ---------     ---------     ---------     ---------     ---------
Operating Expenses:
    Selling, warehouse, general and
      administrative expenses ............       79,570       (50,936)       (2,585)          600        26,649
    Depreciation and amortization expense         4,654        (1,982)          (31)       (2,641)         --
                                              ---------     ---------     ---------     ---------     ---------
Total operating expenses, net ............       84,224       (52,918)       (2,616)       (2,041)       26,649
    Other income .........................       (3,885)        1,038          --            --          (2,847)
Amortization in excess revalued net assets
   acquired over equity ..................         --            --            --          (4,572)       (4,572)
Total operating expenses .................       80,339       (51,880)       (2,616)       (6,613)       19,230
                                              ---------     ---------     ---------     ---------     ---------
Operating income .........................       17,965       (21,193)          609         6,698         4,079
Interesting and Financing Costs (excludes
      contractual interest) ..............        3,932        (1,634)         --            --           2,298
                                              ---------     ---------     ---------     ---------     ---------
Income (loss) before fresh-start
      reorganization costs and taxes .....       14,033       (19,559)          609         6,698         1,781
Reorganization Costs .....................        5,144          --          (2,004)       (3,140)         --
                                              ---------     ---------     ---------     ---------     ---------
    Income (loss) before taxes ...........        8,889       (19,559)        2,613         9,838         1,781
Taxes ....................................         (839)          969          --            --             130
                                              ---------     ---------     ---------     ---------     ---------
    Net Income (loss) ....................    $   9,728     $ (20,528)    $   2,613     $   9,838     $   1,651
                                              =========     =========     =========     =========     =========
    Net Income (loss) per Share
    -  Basic and Diluted..................         *                                                  $     .49
                                              =========                                               =========
    Weighted Average Common
      Shares Outstanding - Basic
      and Diluted.........................         *                                                  3,400,000
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
- Basic                     *           *    |   $   0.02    $   1.33      ($0.38)
- Diluted                   *           *    |   $   0.02    $   1.31      ($0.38)



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

                          THE LESLIE FAY COMPANY, INC.
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION

2                 Amended Joint Plan of Reorganization.(1)

3.1(a)            Restated Certificate of Incorporation of the Company.(1)

3.1(b)            Amendment to Restated  Certification  of  Incorporation of the
                  Company.(4)

3.2               Amended and Restated By-laws of the Company.(1)

4.1 Revolving Credit Agreement dated June 2, 1997 (the "Revolving Credit Agreement) between Leslie Fay Marketing, Inc. ("LFM") and the CIT Group/Commercial Services, Inc. ("CIT").(1)

4.2 Waiver Agreement dated August 18, 1997 to the Revolving Credit Agreement between LFM and CIT.(2)

4.3 Amendment One dated February 23, 1998 to the Revolving Credit Agreement between LFM and CIT.(2)

4.4 Amendment Two dated March 31, 1998 to the Revolving Credit Agreement between LFM and CIT.(2)

10.1* Employment Agreement dated as of June 4, 1997 between the Company and John J. Pomerantz.(3)

10.2* Employment Agreement dated as of June 4, 1997 between the Company and John Ward.(3)

10.3* Employment Agreement dated as of June 4, 1997 between the Company and Warren T. Wishart.(4)

10.4* Employment Agreement dated as of June 4, 1997 between the Company and Dominick Felicetti.(4)

10.5*             1997 Non-Employee Director Stock Option Plan.(2)

10.6* Severance Agreement dated as of January 9, 1998 between Catharine Bandel-Wirtshafter and the Company.(2)

10.7              Factoring Agreement dated June 4, 1997 between LFM and CIT.(1)

10.8 Lease Agreement dated December 13, 1989 between 1412 Broadway Associates and the Company, modified as of July 31, 1990 and August 1, 1990, for certain premises located at 1412 Broadway, New York, New York.(5)

10.9 Lease Agreement dated August 1, 1997 between John J. Passan and the Company for certain premises located at One Passan Drive, Borough of Laflin, Luzerne County, Pennsylvania.(3)

21                List of Subsidiaries.(2)

23                Consent of Arthur Andersen LLP. (6)

27                Financial Data Schedule.(6)

------------------------------

(1) Incorporated by reference to Current Report on Form 8-K for an event dated June 4, 1997.

(2) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

(3) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended July 5, 1997.

(4) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended October 4, 1997.

(5) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

(6)   Filed herewith.

* Management contract or compensation plan or arrangement required to be noted as provided in Item 14(a)3.