Form 10-Q/A
period 1998-04-04
FAY LESLIE CO INC
filed 1998-09-09
CIK 796226

================================================================================

                                    FORM 10-Q/A


                          AMENDMENT NO. 1 TO FORM 10-Q


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

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                  (UNAUDITED)


                                                      REORGANIZED      PREDECESSOR
                                                        COMPANY          COMPANY
                                                        -------          -------
                                                        THIRTEEN         FOURTEEN
                                                       WEEKS ENDED      WEEKS ENDED
                                                        APRIL 4,         APRIL 5,
                                                          1998             1997
                                                      ------------     ------------
Net Sales ........................................    $     45,258     $    142,755
Cost of Sales ....................................          33,260          105,987
                                                      ------------     ------------

   Gross profit ..................................          11,998           36,768
                                                      ------------     ------------

Operating Expenses:
   Selling, warehouse, general and administrative
     expenses.....................................           7,536           23,102
   Depreciation and amortization expense .........              17            1,246
                                                      ------------     ------------
      Total operating expenses ...................           7,553           24,348

   Other income ..................................            (272)            (956)
   Amortization of excess revalued net assets.....          (1,143)            --
                                                      ------------     ------------

   Total operating expenses, net .................           6,138           23,392
                                                      ------------     ------------

   Operating income ..............................           5,860           13,376

Interest and Financing Costs (excludes contractual
   interest of $-0-, and $4,508, respectively) ...             190              868
                                                      ------------     ------------

  Income before reorganization costs and taxes ...           5,670           12,508

Reorganization Costs .............................            --                468

  Income before taxes ............................           5,670           12,040

Taxes ............................................           1,901              316
                                                      ------------     ------------

   Net Income ....................................    $      3,769     $     11,724
                                                      ============     ============

  Net Income per Share - Basic ...................    $       1.11     $       0.62
                                                      ============     ============
                       - Diluted .................    $       1.07     $       0.62
                                                      ============     ============

  Weighted Average Shares Outstanding - Basic.....       3,400,000       18,771,836
                                                      ============     ============
                                      - Diluted...       3,521,423       18,771,836
                                                      ============     ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDAIRY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                 (In thousands)


                                                          Reorganized   Predecessor
                                                            Company       Company
                                                            -------       -------
                                                           Thirteen      Fourteen
                                                          Weeks Ended   Weeks Ended
                                                            April 4,      April 5,
                                                              1998          1997
                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...........................................   $  3,769      $ 11,724
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization .....................         20         1,327
      Amortization of excess net assets acquired
         over equity ....................................     (1,143)         --
      Provision for compensation under stock option
         grants..........................................        396          --
      Provision for possible loss on account
         receivable......................................       --             524
      (Gain) loss on sale of fixed assets ...............       --            (347)
      Decrease (increase) in:
        Accounts receivable .............................    (16,061)      (29,737)
        Inventories .....................................      1,736        28,286
        Prepaid expenses and other current assets........        157           (15)
        Deferred charges and other assets ...............         39          (858)
      (Decrease) increase in:
        Accounts payable, accrued expenses and other
           current liabilities ..........................     (1,569)       (4,711)
        Income taxes payable ............................       (540)            9
        Deferred credits and other noncurrent
           liabilities...................................         59           136

Changes due to reorganization activities:
        Reorganization costs ............................       --             468
        Payment of reorganization costs .................       --            (998)
        Use of pre-consummation deferred taxes...........      1,840          --
                                                            --------      --------
           Total adjustments ............................    (15,066)       (5,916)
                                                            --------      --------
           Net cash (used in) provided by operating
               activities................................    (11,297)        5,808
                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .................................       (476)       (2,024)

   Proceeds from sale of assets .........................       --             467
                                                            --------      --------
           Net cash (used in) by investing activities....       (476)       (1,557)
                                                            --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment - capitalized leases .......................        (61)         --
   Payment of obligations under Plan of Reorganization...       (208)         --
                                                            --------      --------
           Net cash (used in) financing activities.......       (269)         --
                                                            --------      --------

   Net (decrease) increase in cash and cash equivalents .    (12,042)        4,251

   Cash and cash equivalents, at beginning of period ....     19,813        21,977
                                                            --------      --------

   Cash and cash equivalents, at end of period ..........   $  7,771      $ 26,228
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

    Net Income (loss) per Share
     - Basic and Diluted                                     *                                                        $      1.02

    Weighted Average
     Shares Outstanding       - Basic and Diluted            *                                                          3,400,000
                                                           ===========                                                 ===========


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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

12.        NET INCOME (LOSS) PER SHARE:

      As of April 4, 1998, the basic weighted average common shares outstanding is 3,400,000, and the weighted average shares outstanding assuming dilution is 3,521,423. The difference of 121,423 represents to the incremental shares issuable upon exercise of dilutive stock options.

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

Date:  September 9, 1998                   THE LESLIE FAY COMPANY, INC.
                                           ----------------------------
                                                     (Company)


                                           By: /s/ Warren T. Wishart
                                               -------------------------
                                               Warren T. Wishart
                                               Senior Vice President -
                                               Administration and Finance,
                                               Chief Financial Officer and
                                               Treasurer

                                INDEX TO EXHIBITS



Exhibit No.               Description
-----------               -----------


    27                      Financial Data Schedule.