Form 10-Q
period 1998-10-03
FAY LESLIE CO INC
filed 1998-11-17
CIK 796226

--------------------------------------------------------------------------------





                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period ended October 3, 1998        Commission File No  1-9196



                          THE LESLIE FAY COMPANY, INC



           Delaware                                    13-3197085
 (State of other jurisdiction of            (I R S  Employer Identification No )
incorporation or organization)


          1412 Broadway
       New York, New York                                        10018
(Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code: (212) 221-4000


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days

Yes   X        No____






There were 5,994,900 shares of Common Stock outstanding at October 3, 1998
--------------------------------------------------------------------------------

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES



                                      INDEX

                                                                                          Page No
                                                                                          -------


PART I  - FINANCIAL INFORMATION

Item 1   Financial Statements:
                  Consolidated Balance Sheets as of October 3, 1998
                     and January 3, 1998                                                       3

                  Consolidated Statements of Operations for the
                     Thirty-Nine, Eighteen and Twenty-Two Weeks Ended
                     October 3, 1998, October 4, 1997 and June 4, 1997, respectively           4

                  Consolidated Statements of Operations for the
                     Thirteen Weeks Ended October 3, 1998 and
                     October 4, 1997, respectively                                             5

                  Consolidated Statements of Cash Flows for the
                     Thirty-Nine, Eighteen and Twenty-Two Weeks Ended
                     October 3, 1998, October 4, 1997 and June 4, 1997, respectively           6

Notes to Consolidated Financial Statements                                                     7

Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                         17

PART II  -  OTHER INFORMATION

Item 1   Legal Proceedings                                                                    25
Item 2   Changes in Securities                                                                25
Item 3   Defaults Upon Senior Securities                                                      25
Item 4   Submission of Matters to a Vote of Security Holders                                  25
Item 5   Other Information                                                                    25
Item 6   Exhibits and Reports on Form 8-K                                                     25

SIGNATURES                                                                                    26

INDEX TO EXHIBITS                                                                           E-1

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                            UNAUDITED           AUDITED

                                                                                             October 3,        January 3,
                                          ASSETS                                                1998               1998
                                                                                           ---------------     ------------

Current Assets:
       Cash and cash equivalents                                                                     $557          $18,455
       Restricted cash and cash equivalents                                                         3,530            1,358
       Restricted short term investments                                                                -            2,989
       Accounts receivable- net of allowances for possible losses
           of $3,470 and $3,236, respectively                                                      32,843            9,747
       Inventories                                                                                 25,116           26,701
       Prepaid expenses and other current assets                                                    1,066              807
                                                                                           ---------------     -----------
          Total Current Assets                                                                     63,112           60,057

       Property, plant and equipment, at cost, net of
          accumulated depreciation of $221 and $14, respectively                                    2,141              845
       Deferred charges and other assets                                                              149              149
                                                                                           ---------------     -----------

       Total Assets                                                                               $65,402          $61,051
                                                                                           ===============     ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Short term debt                                                                             $1,494      $         -
       Accounts payable                                                                             8,570           11,530
       Accrued expenses and other current liabilities                                               4,781            4,542
       Accrued expenses and other current confirmation liabilities                                  3,530            4,347
       Income taxes payable                                                                         2,740               25
       Current portion of capitalized leases                                                           46              160
                                                                                           ---------------     -----------
          Total Current Liabilities                                                                21,161           20,604

       Excess of revalued net assets acquired over equity under fresh-start reporting,
            net of accumulated amortization of $6,096 and $2,667, respectively                      7,612           11,041
       Long term debt-capitalized leases                                                               29               49
       Deferred liabilities                                                                           366              143
                                                                                           ---------------     -----------
          Total Liabilities                                                                        29,168           31,837
                                                                                           ---------------     -----------

Commitments and Contingencies

Stockholders' Equity:
       Preferred stock, $ 01  par value; 500 shares authorized;
            no shares issued and outstanding                                                            -                -
       Common stock, $ 01 par value; 20,000 and 9,500 shares authorized, respectively;
            6,812 and 6,800 shares issued, respectively                                                68               68
       Capital in excess of par value                                                              28,564           25,837
       Accumulated retained earnings                                                               12,225            3,309
                                                                                           ---------------     -----------
                                                                                                   40,857           29,214
       Less:
       Treasury stock at cost , 817 and -0- common shares, respectively                             4,623                -
                                                                                           ---------------     ------------
              Total Stockholders' Equity                                                           36,234           29,214
                                                                                           ---------------     ------------

       Total Liabilities and Stockholders' Equity                                                 $65,402         $61,051
                                                                                           ===============     ============


   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                          UNAUDITED                  AUDITED
                                                                         Reorganized               Predecessor
                                                                           Company                   Company
                                                              ------------------------------    --------------
                                                                 Thirty-Nine       Eighteen         Twenty-Two
                                                                Weeks Ended      Weeks Ended       Weeks Ended
                                                                  October 3,      October 4,          June 4,
                                                                    1998            1997                1997
                                                              --------------  --------------    --------------

Net Sales                                                          $122,723         $47,097          $197,984
Cost of Sales                                                        91,087          36,242           147,276


     Gross profit                                                    31,636          10,855            50,708


Operating Expenses:
  Selling, warehouse, general and administrative expenses            20,735           7,856            35,459
  Non cash stock based compensation                                   1,430             120
  Depreciation and amortization expense                                 198               3             2,090

     Total operating expenses                                        22,363           7,979            37,549

  Other income                                                         (877)           (462)           (1,196
  Amortization of excess revalued net assets acquired over equity    (3,429)         (1,524)


  Total operating expenses, net                                      18,057           5,993            36,353


Operating income                                                     13,579           4,862            14,355

Interest and Financing Costs (excludes contractual interest of
    $ 0  and $ 0  and $7,513, respectively)                             680             212             1,372


  Income before reorganization costs, taxes, gain
    on sale, fresh start revaluation and extraordinary item          12,899           4,650            12,983

Reorganization Costs                                                                                    3,379


    Income before taxes, gain on sale,
    fresh start revaluation and extraordinary item                   12,899           4,650             9,604

Provision for taxes                                                   3,983              65               451



Net Income before gain on sale, fresh start
  revaluation and extraordinary item                                  8,916           4,585             9,153

Gain on  disposition  of Sassco  Fashions line
(net of $3,728 of income  taxes), loss on revaluation
of assets pursuant to adoption of fresh start reporting
and extraordinary gain on debt discharge                                  -               -           136,341
                                                              ==============  ==============    =============
   Net Income                                                        $8,916          $4,585          $145,494
                                                              ==============  ==============    =============

   Net Income Per Common Share
        Basic                                                         $1.33           $0.67           *
                                                              ==============  ==============    =============
        Diluted                                                       $1.26           $0.67           *
                                                              ==============  ==============    =============

  Weighted Average Common Shares Outstanding
        Basic                                                     6,718,960       6,800,000           *
                                                              ==============  ==============    =============
        Diluted                                                   7,065,228       6,842,624           *
                                                             ==============  ==============    =============

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

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                   (UNAUDITED)

                                                                                         Thirteen              Thirteen
                                                                                       Weeks Ended           Weeks Ended
                                                                                        October 3,            October 4,
                                                                                           1998                  1997
                                                                                     -----------------     -----------------

Net Sales                                                                                     $48,789               $41,562
Cost of Sales                                                                                  36,640                31,832
                                                                                     -----------------     -----------------

     Gross Profit                                                                              12,149                 9,730
                                                                                     -----------------     -----------------

Operating Expenses:
  Selling, warehouse, general and administrative expenses                                       7,084                 6,224
  Non-cash stock based compensation                                                               342                   120
  Depreciation and amortization expense                                                           128                     3
                                                                                     -----------------     -----------------
     Total operating expenses                                                                   7,554                 6,347

  Other income                                                                                   (302)                 (344)
  Amortization of excess revalued net assets acquired over equity                              (1,143)               (1,143)
                                                                                     -----------------     -----------------

  Total operating expenses, net                                                                 6,109                 4,860
                                                                                     -----------------     -----------------

Operating income                                                                                6,040                 4,870

Interest and financing costs                                                                      360                   314
                                                                                     -----------------     -----------------

  Income before taxes                                                                           5,680                 4,556

Provision for taxes                                                                             1,911                    45
                                                                                     -----------------     -----------------

  Net Income                                                                                   $3,769                $4,511
                                                                                     =================     =================

   Net Income Per Common Share
      - Basic                                                                                   $0.58                 $0.66
                                                                                     =================     =================
      - Diluted                                                                                 $0.55                 $0.66
                                                                                     =================     =================

  Weighted Average Common Shares Outstanding
      - Basic                                                                               6,552,033             6,800,000
                                                                                     =================     =================
      - Diluted                                                                             6,842,790             6,877,190
                                                                                     =================     =================


   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES




                                                                                    Reorganized                       Predecessor
                                                                                       Company                          Company
                                                                        ---------------------------------------     ----------------

                                                                               Thirty-Nine            Eighteen        Twenty-Two
                                                                              Weeks Ended            Weeks Ended      Weeks Ended
                                                                           October 3, 1998        October 4, 1997    June 4, 1997
                                                                        ------------------------------------------------------------


Cash Flows from Operating Activities:
    Net income                                                                   $8,916                 $4,585             $145,494
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
      Depreciation and amortization                                                 207                      3                2,222
      Amortization of excess revalued net assets acquired
        over equity                                                              (3,429)                (1,524)                   -
      Provision for possible losses on accounts receivable                          (25)                   (27)                 199
      Provision for non-cash stock based compensation                             1,430                    120                    -
      Gain on sale of fixed assets                                                    -                      -                 (347)
      Decrease (increase) in:
        Restricted short term investments                                         2,989                 (2,989)                   -
        Accounts receivable                                                     (23,071)               (13,239)              (1,248)
        Inventories                                                               1,585                  1,757               25,538
        Prepaid expenses and other current assets                                  (259)                   (94)                 (66)
        Deferred charges and other assets                                             -                   (216)                 125
      (Decrease) increase in:
        Accounts payable, accrued expenses and other
          current liabilities                                                    (2,721)                  (285)              (4,167)
        Income taxes payable                                                      2,715                   (751)              (1,515)
        Deferred credits and other noncurrent liabilities                           223                      -                  374
    Changes due to reorganization activities:
        Gain on disposition of Sassco Fashions, fresh-start revaluation
          charge and extraordinary gain on debt discharge                             -                      -             (136,341)
        Reorganization costs                                                          -                      -                3,379
        Payment of reorganization costs                                               -                      -                 (917)
        Use of pre-consummation deferred taxes                                    1,297                      -                    -
                                                                        ---------------------------------------     ----------------
          Total adjustments                                                     (19,059)               (17,245)            (112,764)
                                                                        ---------------------------------------     ----------------
          Net cash (used in) provided by operating activities                   (10,143)               (12,660)              32,730
                                                                        ---------------------------------------     ----------------

Cash Flows from Investing Activities:
    Capital expenditures                                                         (1,503)                  (378)              (3,731)
    Treasury stock repurchases                                                   (4,623)                     -                  467
    Proceeds from sale of Castleberry                                                 -                      -                  600
    Cash paid to sell/transfer the Sassco Fashions line                               -                      -              (10,963)
                                                                        ---------------------------------------     ----------------
          Net cash (used in) investing activities                                (6,126)                  (378)             (13,627)
                                                                        ---------------------------------------     ----------------

Cash Flows from Financing Activities:
      Short term debt                                                             1,494                      -                    -
      Repayment - capitalized leases                                               (134)                   (76)                   -
      Payment of confirmation liabilities under Plan of Reorganization             (817)               (17,059)                   -
                                                                        ---------------------------------------     ----------------
          Net cash provided by (used in) financing activities                       543                (17,135)                   -
                                                                        ---------------------------------------     ----------------

Net (decrease) increase in cash and cash equivalents                            (15,726)               (30,173)              19,103

Cash and cash equivalents, at beginning of period                                19,813                 41,080               21,977
                                                                        ---------------------------------------     ----------------

Cash and cash equivalents, at end of period                                      $4,087                $10,907              $41,080
                                                                        =======================================     ================


   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       Basis of Presentation:

         The consolidated financial statements included herein have been prepared by The Leslie Fay Company, Inc. (formerly The Leslie Fay Companies, Inc.) and subsidiaries (The Leslie Fay Company, Inc. being sometimes individually referred to, and together with its subsidiaries collectively referred to, as the "Company" as the context may require), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the Fiscal Year ended January 3, 1998 (the "1997 Form 10-K/A"). Interim taxes were provided based on the Company's estimated effective tax rate for the year.

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

         Certain reclassifications have been made to the financial statements for the twenty-two and eighteen weeks ended October 4, 1997 to conform to the current quarterly presentation.

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES


2.       Reorganization Case and Fresh-Start Reporting:

         On April 5, 1993 ("the Filing Date"), The Leslie Fay Companies, Inc. ("Leslie Fay") and certain of its subsidiaries filed a voluntary petition under chapter 11 of the Bankruptcy Code (the "Bankruptcy Code").

         Substantially all liabilities as of the Filing Date were subject to compromise. On December 5, 1996, Leslie Fay filed a Disclosure Statement for the Amended Joint Plan of Reorganization ("the Plan") pursuant to chapter 11 of the Bankruptcy Code (the "Disclosure Statement"), which was subsequently amended. The Plan provided for, among other things, the separation of Leslie Fay's estates and assets into two separate reorganized entities. Under the Plan, stockholders of the Company would not retain or receive any value for their interest. Leslie Fay obtained Bankruptcy Court approval of the Disclosure Statement on February 28, 1997. The creditors approved the Plan and on April 21, 1997, the Bankruptcy Court confirmed the Plan. On June 4, 1997 (the "Consummation Date"), the Plan was consummated by the Company.

3.       Accounts Receivable:

         On June 2, 1997, a wholly-owed subsidiary of the Company entered into a Factoring Agreement with The CIT Group/Commercial Services, Inc. ("CIT"). Under this agreement CIT purchases the accounts receivable of the Company and remits the proceeds received to the Company as collected. In exchange for collecting the receivables, CIT earns a factoring fee of 0.4% of receivables purchased (with a minimum charge per invoice) as well as an interest charge of prime plus 1% on two days cash collections.

4.       Inventories:

         Inventories consist of the following:

                                            Unaudited
                                            October 3,        January 3,
                                              1998              1998
                                                   (In Thousands)

Raw materials                                $10,189           $  9,638
Work in process                                4,094              4,540
Finished goods                                10,833             12,523
                                            --------           --------

   Total inventories                        $ 25,116           $ 26,701
                                            ========           ========

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES

5.       Debt:

         On June 2, 1997, a wholly-owned subsidiary of the Company entered into a two-year financing agreement (the "CIT Credit Agreement") with CIT to provide direct borrowings and the issuance of letters of credit on the Company's behalf in an aggregate amount not to exceed $30,000,000, with a sublimit on letters of credit of $20,000,000. The CIT Credit Agreement became effective on June 4, 1997. Direct borrowings bore interest at prime plus 1.0% (9.25% at October 3, 1998) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. There was $1,494,000 in direct borrowings outstanding under the CIT Credit Agreement and approximately $6,694,000 was committed under unexpired letters of credit as of October 3, 1998.

         On October 27, 1998, an amendment to the June 2, 1997 CIT Credit Agreement was signed increasing the maximum working capital facility to $37,000,000 throughout the remainder of 1998 and to $42,000,000 thereafter as well as increasing the letter of credit sublimit to $25,000,000. The interest rate on direct borrowings was decreased to prime minus 1/4% (7 3/4% as of November 13, 1998).

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

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES



6.       Income Taxes:

         The provision for state and federal income taxes is $3,983,000, $65,000 and $451,000 for the thirty-nine, eighteen and twenty-two weeks ended October 3, 1998, October 4, 1997 and June 4, 1997, respectively, and $1,911,000 and $45,000 for the thirteen weeks ended October 3, 1998 and October 4, 1997, respectively. Federal income taxes for the post-consummation period are substantially offset by the utilization of pre-consummation net operating loss carryovers, which are limited to approximately $2,200,000 in 1998, and post-consummation net operating loss carryforwards without limitation and deductions available for tax purposes. Although there is no 1997 Federal income tax provision currently recognizable on the pre-consummation earnings due to existing net operating loss carryforwards and no Federal income tax benefit currently recognizable, the Company provided $3,728,000 for federal and state income taxes based on the alternative minimum tax regulations for the twenty-two weeks ended June 4, 1997 related to the gain on the sale of the Sassco Fashions product line. These taxes are reflected net of the gain shown in the statement of operations for the twenty-two weeks ended June 4, 1997.

7.       Commitments and Contingencies:

         As discussed in Note 2, the Company and several of its subsidiaries filed voluntary petitions in the Bankruptcy Court under chapter 11 of the Bankruptcy Code. All civil litigation pending against the Company and those subsidiaries prior to such filings was stayed under the Bankruptcy Code. By an order dated April 21, 1997 (the "Confirmation Order"), the Bankruptcy Court confirmed the Plan. The Plan was consummated on June 4, 1997. Certain alleged creditors who asserted age and other discrimination claims against the Company, and whose claims were expunged (the "Claimants") pursuant to an Order of the Bankruptcy Court (see below) appealed the Confirmation Order to the United States District Court for the Southern District of New York. The Company moved to dismiss the appeal from the Confirmation Order and the motion was granted and the appeal was dismissed. An appeal to the United States Court of Appeals for the Second Circuit was taken from the Order dismissing the appeal taken by the Claimants, but subsequently was withdrawn, without prejudice, and may be refiled in the future. In addition, the Claimants and two other persons commenced an adversary proceeding in the Bankruptcy Court to revoke the Confirmation Order. Although the Company has moved to dismiss the adversary proceeding to revoke the Confirmation Order and that motion has been fully briefed, but has not yet been argued to the Bankruptcy Court, by agreement among the parties and the Bankruptcy Court that matter will be held in abeyance pending the outcome of the Claimants' appeal to the Second Circuit from the Order entirely disallowing their claims.

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES

         The Claimants, who are former employees of the Company who were discharged prior to the filing of the chapter 11 cases, asserted age and other discrimination claims, including punitive damage claims against the Company in the approximate aggregate sum of $80 million. Following a trial on the merits, the Bankruptcy Court expunged and dismissed those claims in their entirety. The Claimants appealed that decision to the United States District Court for the Southern District of New York, and the Bankruptcy Court order was affirmed on appeal on July 21, 1998. The Claimants filed a notice of appeal of the affirmation of the Bankruptcy Court order on August 17, 1998, and an amended notice of appeal on September 8, 1998.

         Several former employees of the Company, who are included among the Claimants in the above-described pending appeal, have commenced an action alleging employment discrimination against certain former officers and directors of the Company in the United States District Court for the Southern District of New York. The Court has dismissed all of the causes of action arising under federal and state statutes, and the only remaining claims are those arising under the New York City Human Rights Law. Discovery is complete and it is expected that a summary judgment motion will be filed by the Company to dismiss the action after a final order has been entered in the above described Bankruptcy Court matter.

         In addition to, and concurrent  with, the proceedings in the Bankruptcy
Court,   the  Company  is  involved  in  the  following  legal   proceedings  of
significance:

         In February 1993, the SEC obtained an order directing a private investigation of the Company in connection with, among other things, the filing by the Company of annual and other reports that may have contained misstatements, and the purported failure of the Company to maintain books and records that accurately reflected its financial condition and operating results. The Company is cooperating in this investigation.

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

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES


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

         On February 23, 1996, Albert Nipon and American Pop Marketing Group, Inc. commenced an action against the Company in the United States Bankruptcy Court, Southern District of New York, seeking, inter alia, a declaratory judgment with respect to the use of the Company's "Albert Nipon" trademark and trade name. The Company has asserted counter claims. On December 23, 1997, the Court ruled in favor of the Company finding the plaintiffs in violation of the Federal and New York Trademark Statutes and of unfair competition under common law. The plaintiffs appealed and the Company cross-appealed to recover its costs and expenses in the litigation. The parties to the litigation and Kasper A.S.L., Ltd. executed a Settlement Agreement and Release dated as of August 28, 1998 (the "Agreement") dismissing the appeals and cross-appeal with prejudice and releasing each other from all other claims except with regard to the enforcement of the Bankruptcy Court's Final Judgement and Order With Injunction dated January 27, 1998 (the "Final Order"), which Nipon and American Pop agreed to abide by as part of the settlement. Judge Barbara S. Jones, the United States District Court Judge to whom the appeals and cross-appeal had been assigned, approved a Stipulation and Order Dismissing Appeals and Cross-Appeal which dismissed the appeals and cross-appeal and provided that the District Court retain jurisdiction over the parties for the purposes of considering applications to enforce the Final Order. Judge Gallet of the Bankruptcy Court approved a Stipulation and Order Dismissing Any Remaining Claims, executed by the parties, which dismissed with prejudice the Company's claims for damages under the Final Order which had accrued up to the date of the Agreement and any other claims not resolved by the Final Order, and provided that the Bankruptcy Court retain jurisdiction over the parties for the purpose of considering applications to enforce the Final Order. The Board of Directors of the Company approved the terms of the settlement.

8.       Stockholders' Equity:

         On June 3, 1998, the Board of Directors declared a two-for-one split of the Company's common stock to stockholders of record on June 17, 1998 which was distributed on July 1, 1998. An amount equal to the par value of the common shares issued was transferred from capital in excess of par value to the common stock account. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

         The authorized common stock of the reorganized Company consisted of 3,500,000 shares of common stock with a par value $.01 per share. The authorized common stock of the reorganized Company was increased to 9,500,000 shares of common stock with a par value of $.01 per share in

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES


November 1997 and to 20,000,000 shares with a par value of $.01 per share in June 1998.

         In addition, 500,000 shares of Preferred Stock were authorized at June 4, 1997 with a par value of $.01. None of such shares have been issued.

         The Board of Directors of the Company on April 14, 1998 approved an amendment to the Non-Employee Director Stock Option and Stock Incentive Plan to change each non-employee director's annual compensation to include 2,000 shares of the Company's common stock effective June 3, 1998. This amendment was approved at the annual stockholders meeting on June 3, 1998. As a result, 12,000 shares of the Company's common stock were issued to non-employee directors on June 3, 1998 for the one year period ending June 3, 1999. An amount equal to the par value of the common shares issued was transferred from capital in excess of par value to the common stock account.


 9.      Stock Option Plan:

         The Company currently has in effect two stock option plans:

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

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES



Discussion of Management Plan

         The Management Plan is designed to attract and retain the best-qualified personnel for positions of substantial responsibility, to provide additional incentive to employees of and consultants to the Company and to promote the success of the Company's business.

         The aggregate number of shares of Common Stock for which options may be granted under the Management Plan is 2,500,000 shares. The Management Plan is administered by the Compensation Committee of the Board of Directors. Under the Management Plan the following options have been granted:

         On June 4, 1997, options to purchase 824,242 shares of common stock at an exercise price of $3.09 per share were granted to five senior managers of the Company. Vesting for these stock options occurs with respect to 33% on June 4, 1998, a second 33% on June 4, 1999, and the final 34% on June 4, 2000. Due to the termination of employment of one of these executives, options to purchase 93,412 shares at $3.09 per share have been forfeited. As of November 13, 1998, options for 30,000 shares have been exercised.

         During 1997, the Board of Directors authorized the granting to 22 executives of the Company, not including any of the senior managers above, incentive stock options to purchase 76,000 shares at exercise prices of $5.75 and $6.25 per share, the then current market price of the shares. These incentive stock options vest 33% on the first anniversary of the grant, 33% on the second anniversary, and the final 34% on the third anniversary of the grant. As of November 13, 1998, none of these stock options have been exercised or forfeited.

         At the June 3, 1998 annual meeting of stockholders, an amendment to the Management Plan was approved to replace the "Home Run" option provisions that were included as part of the Company's emergence from bankruptcy. These "Home Run" option provisions called for the granting of options to purchase up to 618,182 shares at an exercise price of $3.09 per share in the event of a reorganization, merger, sale or disposition of substantially all the assets of the Company, the underwritten equity offering of 50% or more of the outstanding Common Stock or other similar corporate transaction if the transaction achieved minimum imputed enterprise value targets. These minimum targets escalated at each anniversary of the Company's emergence from bankruptcy. The replacement provision grants the remaining four original senior executives options to purchase 365,758 shares at an exercise price of $3.09. These options were granted as of January 4, 1998, of which 25% of these vested immediately, with the remaining options vesting in equal installments at each of the following three anniversaries of the January 4, 1998 grant date. As of November 13, 1998, none of these stock options have been exercised or forfeited.

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES


         At October 3, 1998 there were currently outstanding options granted but not exercised under the Management Plan to purchase 1,142,588 shares at a weighted average exercise price of $3.26 per share.


Discussion of Non-Employee Director Plan

         The Non-Employee Director Plan is designed to attract and retain the best-qualified personnel for director positions and to provide for the long-term growth and financial success of the Company's business.

         The aggregate number of shares of Common Stock for which options may be granted or stock awarded under the Non-Employee Director Plan is 200,000 shares. The Non-Employee Director Plan is administered by the Compensation Committee of the Board of Directors. The Plan calls for the issuance of stock options or stock grants as follows:

         On June 4, 1997, each of the five original non-employee directors of the Company was granted options to purchase 20,000 shares at an exercise price of $3.09 per share. Each of the four subsequent non-employee directors has been granted options to purchase 10,000 shares at an exercise price equal to the fair market value of the Common Stock at the day of the grant. These options vest over three years from the date of the grant, one-third on each of the first anniversary, the second anniversary and the third anniversary. As of November 13, 1998, none of these options have been exercised. There are currently options granted but not exercised under the Non-Employee Director Plan to purchase 140,000 shares at a weighted average exercise price of $4.09 per share.

         The Non-Employee Director Plan also provides that a stock grant for 2,000 shares of Common Stock will be issued to each non-employee director of the Company as of the conclusion of each annual meeting of stockholders of the Company. There are no restrictions on the receipt or sale of the shares, except such as may be imposed by federal or state security laws. This grant of stock is designed to offset the reduction in the portion of directors' fee paid in cash. The Company has issued 12,000 shares of Common Stock to its six non-employee directors. Through the thirty-nine weeks ended October 3, 1998, the Company recorded $30,000 of non-cash stock based compensation related to these shares.

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES



Accounting for Stock Option Compensation

         On June 4, 1997, effective with the Company's emergence from bankruptcy, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, the Company has recorded $1,400,000 and $120,000 of non-cash stock based compensation expense for the thirty-nine and forty weeks ended October 3, 1998 and October 4, 1997, respectively. These amounts were offset as adjustments to Capital in excess of par value in the consolidated balance sheets.

10.      New Accounting Pronouncements:

         Effective January 4, 1998, the Company adopted the provisions of SFAS No.130, "Reporting Comprehensive Income" which modifies the financial statement presentation of comprehensive income and its components. Adoption of this statement expands and modifies disclosures and accordingly has no effect on the Company's financial position or operating results during the periods presented as the Company has no items that would be considered other comprehensive income.

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, establishing accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

         The Company has not engaged in hedging activities and has not purchased any derivative instruments. The Company believes the adoption of SFAS No. 133 would have no impact on these consolidated financial statements.

11.      Net Income Per Share:

         For the thirty-nine weeks ended October 3, 1998, the basic weighted average common shares outstanding is 6,718,960, and the weighted average shares outstanding assuming dilution is 7,065,228. The difference of 346,268 represents the incremental shares issuable upon exercise of dilutive stock options.

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES


Item 2.     Management's  Discussion and Analysis of
            ----------------------------------------
            Financial Condition and Results of Operations.
            ---------------------------------------------

(a)  Results of  Operations

Thirty-Nine Weeks Ended October 3, 1998 as Compared to
Forty Weeks Ended October 4, 1997

         The Company recorded net sales of $122,723,000 for the thirty-nine weeks ended October 3, 1998, compared with $245,081,000 for the forty weeks ended October 4, 1997, a net decrease of $122,358,000 or 49.9%. The primary factors contributing to this decrease were the sale of the Sassco Fashions and Castleberry product lines, the closing of the Outlander product line and the extra week of shipping volume in the first quarter 1997, offset by sales of new product lines in the first half of 1998. The Sassco, Castleberry and Outlander lines generated $136,107,000, $2,808,000 and $5,191,000, respectively, in net sales for the forty weeks ended October 4, 1997. The extra week's shipping volume in the continuing product lines accounted for $1,225,000 in net sales during the forty weeks ended October 4, 1997. The Company's newly released product line, Haberdashery by Leslie Fay Sportswear, generated net sales of $5,581,000 for the thirty-nine week period ending October 3, 1998. After excluding the effect of the above mentioned product lines, the extra week and $14,000 of returns in 1998 relating to the closed Outlander product line, the continuing product lines had a net sales increase of $17,406,000, or 17.4%, for the thirty-nine weeks ended October 3, 1998 as compared to the comparably adjusted period ended October 4, 1997. The Dress product lines generated an increase for the period of $15,482,000 or 25.5% directly as a result of increased production of the Spring through Holiday season lines to service increased customer demand. Net sales for the comparable continuing Sportswear product lines, excluding the Haberdashery line, increased by $1,924,000 or 4.9%.

         Gross profit for the thirty-nine weeks ended October 3, 1998 was $31,636,000 and 25.8% of net sales compared with $61,563,000 and 25.1% for the forty weeks ended October 4, 1997. The Sassco Fashions, Castleberry and
Outlander product lines generated $34,533,000, $545,000 and $217,000, respectively, in gross profit for the forty weeks ended October 4, 1997. The extra week of shipping during the quarter ended October 4, 1997 generated $443,000 of gross profit. The newly offered Haberdashery line and discontinued Outlander line generated gross profit (loss) of $1,729,000 and ($20,000), respectively, for the thirty-nine weeks ended October 3, 1998. The comparable continuing businesses increased gross profit by $4,102,000 for the thirty-nine weeks ended October 3, 1998 versus the prior year while the gross margin as a percentage of net sales decreased to 25.5% from 25.9%. Increased production of the Spring through Holiday seasons as discussed above generated the additional gross margin volume in the Dress and Sportswear product lines. The lower gross profit percentage is due mostly to additional discounts taken in the Dress product line due to higher levels of off-price sales and to discounts offered on late shipments. The gross profit from the Dress line, excluding the effect of the additional week, rose $2,924,000 but the percentage to net

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES


sales fell to 26.1% from 27.9%. The gross profit produced by the Sportswear line for the thirty-nine weeks ended October 3, 1998, excluding the effect of the extra week and the new product line, increased by $1,178,000 and the percentage of net sales increased to 24.5% from 22.7% for the comparable period ended October 4, 1997.

         Selling, warehouse, general and administrative ("SG&A") expenses were $20,735,000 or 16.9% of net sales and $43,315,000 or 17.7% of net sales for the thirty-nine and forty weeks ended October 3, 1998 and October 4, 1997, respectively. After excluding the costs associated with the product lines sold, the pro forma remaining business had expenses of $18,649,000 or 17.6% of net sales for the forty weeks ended October 4, 1997. The expense increase of
$2,086,000 was caused by several items that affected direct comparability. In the prior period, SG&A expenses included a $532,000 reduction resulting from collecting receivables in excess of the bad debt reserve established before the Company emerged from bankruptcy. The prior period included $814,000 in transitional, bankruptcy-related expenses that were eliminated following the emergence from bankruptcy and revenue payments for support provided the Sassco Fashions product line of $250,000. Adjusting for these items, SG&A expenses for the 1998 period increased by $2,118,000. An additional $589,000 in professional fees was incurred in 1998 in connection with public filings and investor relations, by outsourcing the internal audit function, contracting consultants to develop a three year management information plan and by contracting an engineering firm to work with the Company to improve operating efficiency. The Company has invested an additional $381,000 in advertising in support of its customers as well as to launch the Haberdashery by Leslie Fay Sportswear product line. Shipping expenses also rose $217,000 despite improved operating productivity due to the additional costs to ship product received late from the Company's suppliers. Occupancy expenses increased $239,000 as a result of the costs incurred with obtaining additional space to house the offices of the newly acquired Warren Group product line and the extension of the lease for the New York showroom space through August 2008. The remaining $692,000 increase represents a growth over 1997 of 3.7% that supported a 17.4% sales increase.

         Non-cash, stock based compensation for stock options and outside director compensation that was granted after the Company's emergence from bankruptcy for the thirty-nine and forty weeks ended October 3, 1998 and October 4, 1997 was $1,430,000 and $120,000, respectively.

         Other income was $877,000 and $1,658,000 for the thirty-nine and forty weeks ended October 3, 1998 and October 4, 1997, respectively. The decrease is due to the licensing revenues related to trade names which were spun-off with the Sassco Fashions product line, renegotiated minimum payment terms for the HUE legwear license and excess 1996 licensing revenues received and recognized as income during the first quarter of 1997.

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES


         Depreciation and amortization expense for the thirty-nine and forty weeks ended October 3, 1998 and October 4, 1997 was $198,000 and $2,093,000, respectively. Depreciation and amortization for the forty weeks ended October 4, 1997 included $1,119,000 related to the Sassco Fashions and Castleberry product lines sold during 1997. The remaining decrease was due to the write-off of fixed and intangible assets at June 4, 1997 under fresh-start reporting. In addition, the Company realized income of $3,429,000 and $1,524,000 for the periods ended October 3, 1998 and October 4, 1997, respectively, from amortization of excess revalued net assets acquired over equity.

         Interest and financing costs were $680,000 and $1,584,000 for the thirty-nine and forty weeks ended October 3, 1998 and October 4, 1997, respectively. The financing fees under the CIT Credit Agreement were offset by income earned on the cash invested for the thirty-nine weeks ended October 3, 1998. The financing fees incurred were significantly below those incurred during the forty weeks ended October 4, 1997 due to the higher line needed to finance the operations of the Sassco Fashions and Castleberry product lines.

         The provision for federal, state and local income taxes was $3,983,000 and $516,000 for the thirty-nine and forty weeks ended October 3, 1998 and October 4, 1997, respectively. The expense was lower for the forty weeks ended October 4, 1997 due to the utilization of pre-consummation net operating loss carryovers available in full for the period up to and including the June 4, 1997 Consummation Date (see Note 6).

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES


Thirteen Weeks Ended October 3, 1998 as Compared to
Thirteen Weeks Ended October 4, 1997

         The Company recorded net sales of $48,789,000 for the thirteen weeks ended October 3, 1998, compared with $41,562,0000 for the thirteen weeks ended October 4, 1997, a net increase of $7,227,000 or 17.4%. The Company's newly released product line, Haberdashery by Leslie Fay Sportswear, generated net sales of $3,168,000 for the thirteen week period ending October 3, 1998. The closed Outlander product line generated $2,550,000 in net sales during the thirteen weeks ended October 4, 1997. The continuing comparable product lines had a net sales increase of $6,609,000, or 16.9%, for the thirteen weeks ended October 3, 1998. The Dress product lines generated an increase for the period of $5,251,000 or 27.7% directly as a result of increased production of the Fall and Holiday season lines to service anticipated increases in customer demand. Net sales for the comparable continuing Sportswear product lines, excluding the Haberdashery line, increased by $1,359,000 or 6.8% mostly as a result of the Fall season shipping being completed in the third quarter of 1998. These early shipments will result in an offsetting decrease in the fourth quarter for comparable Sportswear product line net sales.

         Gross profit for the thirteen weeks ended October 3, 1998 was $12,149,000 and 24.9% of net sales compared with $9,730,000 and 23.4% for the thirteen weeks ended October 4, 1997. The Outlander product line generated $548,000 in gross profit for the thirteen weeks ended October 4, 1997. The newly offered Haberdashery line generated gross profit of $898,000 for the thirteen weeks ended October 3, 1998. The comparable continuing businesses increased gross profit by $2,069,000 for the thirteen weeks ended October 3, 1998 versus the prior year while the gross margin as a percentage of comparable net sales increased to 24.7% from 23.5%. Increased production of the Fall and Holiday seasons for the Dress product line and the complete shipment of the Fall Sportswear line, as discussed above, generated the additional gross margin volume. The increased gross margin percent is due to lower costs achieved within the sportswear product line offset by additional discounts taken in the Dress product line due to higher levels of off-price sales and additional concessions to regular accounts. The gross profit from the Dress line rose $680,000 but the percentage to net sales fell to 23.4% from 26.3%. The gross profit produced by the Sportswear line for the thirteen weeks ended October 3, 1998, excluding the effect of the new product line, increased by $1,389,000 and the percentage of net sales increased to 26.1% from 20.9% for the comparable period ended October 4, 1997.

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES


         SG&A expenses were $7,084,000 or 14.5% of net sales and $6,224,000 or 15.0% of net sales for the thirteen weeks ended October 3, 1998 and October 4, 1997, respectively. The expense increase of $860,000 was caused by several items that affected direct comparability. In the period ended October 3, 1998, an additional $286,000 in professional fees has been incurred in connection with public filings and investor relations, by outsourcing the internal audit function, contracting consultants to develop a three year management information plan and by contracting an engineering firm to work with the Company to improve operating efficiency. The Company has also invested an additional $181,000 in advertising in support of its customers as well as to launch the Haberdashery by Leslie Fay Sportswear product line. Occupancy expenses rose $155,000 as a result of the costs incurred with obtaining additional space to house the offices of the newly acquired Warren Group product line and the extension of the lease for the New York showroom space through August 2008. The remaining $238,000 increase represents a growth over 1997 of 3.8% that supported a 17.4% sales increase.

         Non-cash stock based compensation for stock options and outside director compensation that was granted after the Company's emergence from bankruptcy for the thirteen weeks ended October 3, 1998 and October 4, 1997 was $342,000 and $120,000, respectively.

         Other income was $302,000 and $344,000 for the thirteen weeks ended October 3, 1998 and October 4, 1997, respectively. The decrease is due to the renegotiated minimum payment terms for the HUE legwear license.

         Depreciation and amortization expense for the thirteen weeks ended October 3, 1998 and October 4, 1997, respectively, was $128,000 and $3,000 due to the write-off of fixed assets at June 4, 1997 under fresh-start reporting. In addition, the Company realized income of $1,143,000 for both periods from amortization of excess revalued net assets acquired over equity.

         Interest and financing costs were $360,000 and $314,000 for the thirteen weeks ended October 3, 1998 and October 4, 1997, respectively. The financing fees under the new CIT Credit Agreement were offset by income earned on the cash invested for the thirteen weeks ended October 3, 1998 and October 4, 1997.

         The provision for federal, state and local income taxes was $1,911,000 and $45,000 for the thirteen weeks ended October 3, 1998 and October 4, 1997, respectively. The expense was lower for the thirteen weeks ended October 4, 1997 due to the utilization of pre-consummation net operating loss carryovers available in full for the period up to and including the June 4, 1997 Consummation Date (see Note 6).

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES



(b)  Liquidity and Capital Resources

         On June 2, 1997, the Company obtained $30,000,000 of post-emergence financing (See Note 5), which became effective with the consummation of the Plan on June 4, 1997. The CIT Credit Agreement provided a working capital facility commitment of $30,000,000, including a $20,000,000 sublimit on letters of credit. As of October 3, 1998 the Company was utilizing approximately $6,694,000 of the CIT Credit Agreement for the letters of credit, and there were outstanding cash borrowings of $1,494,000.

         On October 27, 1998 an amendment to the June 2, 1997 CIT Credit Agreement was signed increasing the maximum working capital facility to $37,000,000 throughout the remainder of 1998 and to $42,000,000 thereafter as well as increasing the letter of credit sublimit to $25,000,000.

         At October 3, 1998 the Company's cash and cash equivalents amounted to $4,087,000 of which $3,530,000 is restricted to pay remaining administrative claims as defined in the Plan. Working capital increased $2,498,000, to $41,951,000 for the thirty-nine weeks ended October 3, 1998. The primary changes in the components of working capital were: a decrease in cash, cash equivalents and short term investments of $18,715,000; an increase in net accounts receivable of $23,096,000; a decrease in inventories of $1,585,000; an increase in prepaid expenses and other current assets of $259,000; and an increase of $557,000 in total current liabilities. Accounts receivable increased due to significant seasonal shipping volume in the second and third months of the thirteen weeks ended October 3, 1998 which are not expected to turn until the first and second months of the subsequent period. Inventories sold during the period were offset by new inventory purchases to accommodate the upcoming Holiday and Spring seasons.

         Although the Company's results of operations indicate an operating income of $13,579,000 for the thirty-nine weeks ended October 3, 1998, these results are not indicative of results for an entire year.

         Capital expenditures were $1,503,000 for the thirty-nine weeks ended October 3, 1998. Capital expenditures are expected to be approximately $3,000,000 for the fiscal year 1998. The anticipated capital expenditures of $1,500,000 for the remainder of the year are primarily related to improvements in management information systems, fixturing the Company's in-store shops that are planned to be opened in 1998 and for leasehold improvements to integrate the additional staffing for the Warren Group product line acquired October 27, 1998 (See below). The Company believes that its financing arrangements and anticipated level of internally generated funds will be sufficient to finance its capital spending during 1998.

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES


         In April 1998 the Company's Board of Directors authorized the repurchase of up to $5,000,000 of the Company's common stock. The Company has repurchased 817,000 shares of common stock during the period ended October 3, 1998 for $4,623,000. On November 10, 1998 the Company's Board of Directors authorized the repurchase of up to an additional $5,000,000 of the Company's common stock. While there is no assurance that any additional stock will be repurchased, any repurchase made would adversely affect the overall liquidity of the Company.

         Effective October 27, 1998, the Company purchased selected assets of The Warren Apparel Group Ltd., a manufacturer of dresses that are sold at "better" price points in department stores. The investment that will be required throughout the next quarter to build the necessary working capital, comply with the requirements of the purchase agreement and begin to implement the integration of operations is expected to exceed $10,000,000. This required modification of the terms of the Company's existing credit facility to provide a substantially higher credit line and adjustments to the existing covenants. As noted above, these modifications were effected on October 27, 1998.

         In August 1998 the Company entered into a modification of the lease for its showroom and offices at 1412 Broadway, New York, New York. This modification extended the lease through August 2008 and included the leasing of approximately an additional 20,333 square feet of office space for the newly acquired Warren Group product line as noted above.

         The  Company  is  not   restricted   from  paying  cash   dividends  or
repurchasing its stock under the CIT Credit Agreement as long as those disbursements do not cause the Company to be in violation of the restrictive covenants contained therein. The Company can not exceed $10,000,000 in stock repurchases or dividends in total for 1998 and 1999. As noted above, the Company has already expended $4,623,000 of the $10,000,000 available for the repurchase of its common shares. The Company has no plans to pay cash dividends in the foreseeable future.

         The Company is dependent on a number of automated systems to communicate with its customers and suppliers, to efficiently design, manufacture, import and distribute its products, as well as to plan and manage the overall business. The Company recognizes the critical importance of maintaining the proper functioning of its systems.

         In the fourth quarter of 1997, the Company began a review of its systems and technology to address all business requirements, including Year 2000 compliance. This review is complete and a plan has been developed to meet these needs. Overall, the plan identifies numerous changes required in the Company's systems (both hardware and software) as well as sensitive operating equipment to make them Year 2000 compliant. To maintain timely oversight of the implementation of this plan, the Company's Chief Financial Officer reports regularly to the Audit Committee of the Company's Board of Directors.

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES


                  These changes will be implemented in 1998 and 1999 at an estimated cost of approximately $1,500,000 plus the utilization of internal staff and other resources. On May 4, 1998, the Company implemented the first phase of its plan by placing in operation a new purchase order management and invoicing system. Through November 10, 1998, the Company implemented the second phase of its plan by placing in operation Year 2000 compliant versions of its accounts payable, general ledger and EDI translation systems. The Company has purchased updated pattern making systems and related hardware and has updated its telecommunications software and hardware.

         The Company is also dependent on the efforts of its customers, suppliers and software vendors. The Company's upgrade of its electronic data interchange software will need to be tested with the Company's customers to confirm proper functioning. The Company has contacted its major customers and suppliers and is cooperating with them to assure Year 2000 readiness. As part of this effort, the Company has requested that its customers and suppliers complete questionnaires detailing their assessment of their Year 2000 compliance. The Company's customers and suppliers are also required to implement projects to make their systems and communications Year 2000 compliant. Failure to complete their efforts in a timely way could disrupt the Company's operations including the ability to receive and ship its products as well as to invoice its customers. Finally, the Company's plan is based upon the representation of the vendors that market the software packages selected by the Company. There is no guarantee that these new systems will be compliant under all the circumstances and volume stresses that may actually be required by the Company's operations through Year 2000.

         At this stage of the process, the Company believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. In common with other marketers and distributors of apparel products, the Company's most reasonable worst case scenario may be the effects caused by the failures of third parties and entities with which the Company has no direct involvement. As involves its own suppliers and customers, the Company is considering various contingency plans that include manual processing and/or outsourcing certain activities. More specific contingency plans will be developed as more information becomes available.

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

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES


PART II  -  OTHER INFORMATION

Item 1.    Legal Proceedings.

         The Company has previously reported the proceedings under chapter 11 of the Bankruptcy Code and other pending legal proceedings in Item 3. - "Legal Proceedings" in the 1997 Form l0-K/A. The Company's Plan of Reorganization was approved by the creditors and on April 21, 1997, the Bankruptcy Court confirmed the Plan. On June 4, 1997, the Plan was consummated and the Company no longer operates under chapter 11. For information concerning other legal proceedings at the end of the third quarter of 1998, reference is made to Note 8 of the Notes to Consolidated Financial Statements contained herein.

         No other legal proceedings were terminated during the third quarter of 1998 or thereafter, other than ordinary routine litigation incidental to the business of the Company.

Item 2.    Changes in Securities.
------     ---------------------

                  None.

Item 3.    Defaults Upon Senior Securities.
------     -------------------------------

                  None.

Item 4.    Submission of Matters to a Vote of Security Holders.
------     ---------------------------------------------------

                  None.

Item 5.    Other Information.
------     -----------------

                  None.

Item 6.    Exhibits and Reports on Form 8-K.
------     --------------------------------

                  a)       Exhibits
                           Exhibits are set forth on the "Index to Exhibits" on page E-1 hereof.

                  b)       Reports on Form 8-K
                           Since the end of the second quarter of fiscal 1998, the Company filed a current report on Form 8-K dated October 28, 1998 reporting on Item 5. The Form 8-K contained a press release reporting that the Company had completed its purchase of the apparel business of The Warren Apparel Group Ltd.

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES


                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 17, 1998               THE LESLIE FAY COMPANY, INC.
                                       -----------------------------------------
                                       (Company)




                                       By:/s/ WARREN T. WISHART
                                       -----------------------------------------
                                       Warren T. Wishart
                                       Senior Vice President - Administration
                                       and Finance, Chief Financial Officer
                                       and Treasurer

                  THE LESLIE FAY COMPANY, INC AND SUBSIDIARIES


                                INDEX TO EXHIBITS
                                -----------------


Exhibit No.       Description
----------        -----------

       4.5 Third Amendment dated as of October 27, 1998 to the Revolving Credit Agreement between Leslie Fay Marketing, Inc. and the CIT Group/Commercial Services, Inc.

       27         Financial Data Schedule.