Form 10-K
period 1999-01-02
FAY LESLIE CO INC
filed 1999-04-02
CIK 796226

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended January 2, 1999             Commission File No. 1-9196

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

                           Common Stock, .01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein. [x]

The aggregate market value of the voting stock (based on the average bid and asked prices of such stock) held by non-affiliates of the registrant at March 25, 1999 was approximately $14,634,000.

There were 6,041,138 shares of Common Stock outstanding at March 25,1999.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                                     PART I
                                     ------

Item 1.  Business.
------   --------

         The Company is engaged principally in the design, arranging for the manufacture and sale of diversified lines of women's dresses and sportswear. The Company's products focus on career, social occasion and evening clothing that cover a broad retail price range and offer the consumer a wide selection of styles, fabrics and colors suitable for different ages, sizes and fashion preferences. The Company believes that it is among the major producers of moderate-price dresses and that it is considered one of the major resources to retailers of such products. The Leslie Fay business has been in continuous operation as an apparel company since 1947.

         The Company reorganized following a voluntary petition under Chapter
11 of the Bankruptcy Code on June 4, 1997 (See "Reorganization Under Chapter 11" below).

         The Company's business is seasonal in nature, with sales being greatest in the first and third quarters. Accordingly, the inventory purchase levels are highest during the second and fourth quarters.

Recent Developments

         On October 27, 1998, the Company purchased certain assets of The Warren Apparel Group Ltd. ("Warren"). Warren was a privately owned wholesaler of women's career, social occasion and evening dresses sold in department and specialty stores nationwide primarily under the "David Warren", "DW3", "Warren Petites", "Reggio" and "Rimini" brands. The purchase of those assets facilitates the Company's return to the better dress business.

         On March 19,  1999,  Dickstein  Partners  Inc. in an  amendment  to its
Schedule 13D, reported that it (which, together with its affiliates, owns 46.4% of the outstanding stock of the Company) proposed that the Company offer to exchange up to 2,500,000 shares of Common Stock, or approximately 41% of the outstanding shares, for debt securities of the Company expected to be valued on a per share basis in excess of the current trading price of the Common Stock. The exchange offer would replace the Company's existing stock buy-back program. Dickstein Partners, Inc. and its affiliates indicated in such amendment that they expected to participate in such an exchange offer, but anticipated that they would remain substantial stockholders of the Company following consummation of the offer. The Company's Board of Directors has retained advisors to help it consider this proposal.

Products

         During 1998, 1997 and 1996, respectively, dresses accounted for approximately 64%, 57% and 43% of the Company's net sales (exclusive of the Sassco Fashions and Castleberry product lines and other lines sold or closed during such years [the "Sold Product Lines"]); and sportswear accounted for 36%, 43% and 57%, respectively. During 1999, dresses are expected to account for approximately 70% of total sales and sportswear 30%. The increase in the expected dress sales ratio will result mostly from the addition of the "David Warren", "Warren Petite", "Rimini" and "Reggio" brands acquired on October 27, 1998 (See "Recent Developments" above).

         Dress Product Lines. The Company sells moderately priced one and two piece dresses, pant dresses and dresses with coordinated jackets under the "Leslie Fay", "Leslie Fay Petite", "Leslie Fay Women" and "Leslie Fay Women's Petites" brands. These products are offered in petite, misses and large sizes. The Company also sells moderate to bridge-priced career, social and evening occasion dresses under the newly acquired "David Warren", "Warren Petite", "Rimini" and "Reggio" brands. At this time, these products are offered in petite and misses size ranges. The Company expects to offer a large size range in 1999.

         Sportswear Product Lines. The Company markets moderately priced coordinated sportswear and related separates under the "Leslie Fay Sportswear", "Leslie Fay Sportswear Petite", "Leslie Fay Sportswear Woman", "Joan Leslie" and "Haberdashery by Leslie Fay" brands. The Company's products include skirts, blouses, sweaters, pants and jackets which are related in color and material and are intended to be sold as coordinated outfits. These products are offered in petite, misses and large sizes. The Company also offered contemporary knitted sportswear, including knitted separates and dresses under the "Outlander", "Outlander Studio", "Outlander Petite" and "Outlander Woman" brands, styled to appeal to women of a wide range of ages and available in misses, petite and large sizes. These Outlander products were discontinued in the Fall of 1997.

Design

         The Company's fashion designers or stylists create the styles that are produced under the brands used by the Company. The Company has its own designers and in some instances utilizes separate design staffs for different products within a particular brand. The design staffs work closely with the merchandising, production and sales staffs to review the status of each collection and to discuss adjustments which may be necessary in line composition, pricing, fabric selection, construction and product mix.

         The Company's product lines generally offer four or five of the following seasonal lines: Resort, Spring, Summer, Fall I, Fall II and Holiday. The Company typically offers these seasonal lines in ten to thirteen week selling periods.

Trademarks and Licenses

         The brands used by the Company are registered trademarks, all of which are owned by the Company. The Company considers its trademarks and license agreements to have significant value in the marketing of its products. The Company has licensed certain of its names and trademarks to various companies for their use in connection with the manufacture and distribution of their respective products. These products are in categories that are not offered by the Company and currently include women's socks, legwear, handbags and small leather goods.

Markets and Distribution

         The Company's products were sold during 1998 principally to department and specialty stores located throughout the United States. Excluding the sales of the Sold Product Lines, during 1998, 1997 and 1996, the Company's Dress and Sportswear lines' products were sold to 1,012, 788 and 857 customers, respectively. Management believes that the increase in the number of customers is primarily attributable to additional customers shipped by the recently acquired dress brands (See "Recent Developments" above). Dillard's Department Stores, Inc. accounted for 30%, 33% and 35% and JC Penney accounted for 11%, 12% and 19% of the Company's dress and sportswear sales during the respective periods. No other customer accounted for as much as 10% of the Company's dress and sportswear sales during these three years. The Company believes that the loss of the Dillard's Department Stores, Inc. or JC Penney businesses would have a material adverse effect on its operations.

         The Company maintains its own employee and commission sales force and exhibits its products in its principal showroom in New York, New York and additional showrooms in Dallas, Texas and Atlanta, Georgia. The Company currently has an employee sales force consisting of 3 people in Dallas and 19 in New York. For further discussion, see "Properties" below. While in some instances the Company's brands may compete with each other, as a practical matter, such competition is limited because of the differences in products, price points and market segments.

         To most effectively reach its ultimate consumers, the Company assists retailers in merchandising and marketing the Company's products. The Company promotes its products through special in-store events, as well as through various sales, promotions and cooperative advertising.

         The Company's products are sold under brand names that are advertised and promoted in national magazines and trade publications.

Manufacturing

         Apparel sold by the Company is produced in accordance with its designs, specifications and production schedules. All of such apparel is produced by a number of independent contractors located domestically and abroad. In 1998, products representing approximately 85% of dress and sportswear sales were produced abroad and imported into the United States from the Caribbean Basin countries of Guatemala and El Salvador and selected contractors in the Far Eastern countries of Taiwan, South Korea and the People's Republic of China, including Hong Kong.

         In 1998, three operating subsidiaries of Cambridge Corp. and Doall Industries, S.A. DE C.V. manufactured 44% and 15%, respectively, of the Company's total production. The Company has had satisfactory, long-standing relationships with most of its contractors. In 1998, none of the Company's contracted production was produced by contractors who work exclusively for the Company. The Company monitors production at each contractor's facility, in the United States and abroad, to ensure quality control, compliance with its specifications and fair labor standards and timely delivery of finished goods to the Company's distribution center. The Company believes it will be able to obtain the services of a sufficient number of independent suppliers to produce quality products in conformity with its requirements.

         The Company manufactures in accordance with plans prepared each season, which are based primarily on projected orders, and to a lesser extent on current orders and consultations with customers. These plans take into account current fashion trends and economic conditions. The average lead time from the commitment of piece goods through the production and shipping of goods ranges from two to four months for domestic products and four to six months for imported products. These lead times impose substantial time constraints on the Company in that they require production planning and other manufacturing decisions and piece good commitments to be made substantially in advance of the receipt of orders from customers for the bulk of the items to be produced.

         The purchase of raw materials is controlled and coordinated by a centralized purchasing function that works with the manufacturing, design, and sales staffs. Most often, the Company purchases and ships the raw materials to its domestic contractors and certain of its foreign contractors. Otherwise, the raw materials are purchased directly by the contractors in accordance with the Company's specifications. Raw materials, which are in most instances made and/or colored especially for the Company, consist principally of piece goods and yarn and are purchased by the Company from a number of domestic and foreign textile mills and converters. The Company does not have long-term, formal arrangements with any of its suppliers of raw materials. The Company, however, has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate.

Imports and Import Restrictions

         The Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries, including Taiwan, China (including Hong Kong), South Korea, Guatemala and El Salvador (the principal countries from which the Company imports goods). These agreements impose quotas on the amount and type of goods, which can be imported into the United States from these countries. In addition, each of the countries in which the Company's products are sold has laws and regulations regarding import restrictions and quotas. Because the United States and other countries in which the Company's products are manufactured and sold may, from time to time, impose new quotas, duties, tariffs, surcharges or other import controls or restrictions, or adjust presently prevailing quota allocations or duty or tariff rates or levels, the Company monitors import and quota-related developments. The Company continually seeks to minimize its potential exposure to import and quota-related risks through allocation of production to merchandise categories that are not subject to quota pressures, adjustments in product design and fabrication, shifts of production among countries and manufacturers, geographical diversification of its sources of supply and other measures. The United States may enter into bilateral trade agreements with additional countries and may, in the future, include other types of garments in existing agreements.

         Imports are also affected by the higher cost and additional time needed to transport product into the United States and by the increased competition resulting from greater production demands abroad.

         The Company's imported products are subject to United States Customs duties and, in the ordinary course of its business; the Company is from time to time subject to claims by the United States Customs Service for additional duties and other charges.

         The Company currently imports a substantial majority of its raw materials, primarily fabric, and a significant portion of its finished goods through Far East based service bureaus. These service bureaus secure the manufacture of raw materials from a number of factories (about 15) located throughout the Far East. The Company's senior management also meets with these manufacturers prior to placing orders with them. The Company believes its primary risk is the timely receipt of its raw materials and finished goods to allow the timely shipment of its product. Through the present time, the Company has received its products in a timely manner. The Company monitors the status of its orders through its Far East service bureaus continually. Payment for the raw materials and finished goods is guaranteed through letters of credit which require, among other items, timely delivery and satisfaction of quality standards.

         The Company does not "hedge" its foreign purchases as all contracts are quoted in United States Dollars. The typical contract may extend for sixty days. Prices are re-negotiated with each new contract.

         The Company does not sell its products in the Far East.

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

Backlog

         On March 20, 1999, the Company had unfilled orders of approximately $58,041,000 of which $9,659,000 are for dresses ordered under the brands "David Warren", "Warren Petites", "Rimini" and "Reggio" (See "Recent Developments" above). The Company had $55,750,000 of unfilled orders at a comparable date in 1998. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the manufacture and shipment of the product, which in some instances is dependent on the desires of the customer. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Credit and Collection

         Historically, the Company had managed substantially all of its credit and collection functions internally. In connection therewith, it regularly evaluated, approved and monitored the credit of the Company's customers and was responsible for collection of accounts receivable. In June 1997, the Company entered an agreement with the CIT Group/Commercial Services, Inc. (the "CIT Factoring Agreement"). This agreement provides that CIT purchase the Company's approved accounts receivable and guarantee collection thereof, except for disputed amounts. The vast majority of the Company's trade accounts receivable has been purchased by CIT. As of January 2, 1999, the purchased accounts receivable represents 92% of the Company's total accounts receivable.

Competition

         The sectors of the apparel industry for which the Company designs, manufactures and markets products are highly competitive. The Company competes with many other manufacturers, including manufacturers of one or more apparel items. In addition, department stores, including some of the Company's major customers, have from time to time varied the amount of goods manufactured specifically for them and sold under their own brands. Many such stores have also changed their manner of presentation of merchandise and in recent years have become increasingly promotional. Some of the Company's competitors are larger and have greater resources than the Company. Based upon its knowledge of the industry, the Company believes that it is among the leading producers of moderate dresses in the United States and that it is considered one of the major resources of retailers of such products. The Company's business is dependent upon its ability to evaluate and respond to changing consumer demand and tastes and to remain competitive in the areas of style, quality and price, while operating within the significant domestic and foreign production and delivery constraints of the industry.

Employees

         In March 1999, the Company employed 421 persons, of whom approximately 28% were in production, 30% in distribution, 14% in merchandising and design, 8% in sales and 20% in administrative and financial operations. Approximately 37% of the Company's employees were members of unions, primarily the Union of Needletrades, Industrial and Textile Employees ("UNITE"), the successor to the International Ladies' Garment Workers Union. On June 2, 1997, the Company and UNITE reached an agreement on a four-year collective bargaining agreement, terminating on May 31, 2001 covering non-supervisory production, maintenance, packing and shipping employees. The Company believes that its relationship with its employees is satisfactory.

Reorganization Under Chapter 11

         On April 5, 1993, The Leslie Fay Companies, Inc. ("Leslie Fay") and certain of its wholly-owned subsidiaries (collectively, the "Debtors") filed a voluntary petition under Chapter 11 of the Bankruptcy Code (the "Bankruptcy Code"). On November 15, 1995, certain other wholly-owned subsidiaries of Leslie Fay (collectively, the "Retail Debtors") filed voluntary petitions under Chapter 11 of the Bankruptcy Code. From their respective filing dates until June 4, 1997, the Debtors and the Retail Debtors operated or liquidated their businesses, as applicable, as debtors in possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").

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

         On June 4, 1997 (the "Consummation Date"), the Plan was consummated by the Company by 1) transferring the equity interest in both the Company and Sassco Fashions, Ltd. ("Sassco"), which has since changed its name to Kasper A.S.L., Ltd., to its creditors in exchange for relief from an aggregate amount of claims estimated at $338,000,000; 2) assigning to certain creditors the ownership rights to notes aggregating $110,000,000 payable by Sassco; and 3) transferring the assets and liabilities of the Company's Sassco Fashions product line (as more particularly described below) to Sassco and the assets and liabilities of its Dress and Sportswear product lines to three wholly-owned subsidiaries of the Company. The Company retained approximately $41,080,000 in cash, of which $23,580,000 has been or will be used to pay administrative claims as defined in the Plan. The assets and liabilities of the Sassco Fashions line transferred to Sassco included cash ($10,963,000), accounts receivable, inventory, property, plant and equipment, other assets (including the trade name Albert Nipon), accounts payable, accrued expenses and other liabilities related to the Sassco Fashions line. In addition, the Company transferred to Sassco its 100% equity interest in several subsidiaries associated with the Sassco Fashions line. As provided in the Plan, the creditors of the Company became the stockholders of Sassco and of the reorganized Company. To effectuate this, the Company issued approximately seventy-nine (79%) percent of its 6,800,000 new shares of Common Stock to its creditors in July 1997. The remaining twenty-one (21%) percent was being held for the benefit of its creditors pending the resolution of certain litigation before the Bankruptcy Court. The existing stockholders of the Company at June 4, 1997 did not retain or receive any value for their equity interest in the Company, which was canceled. An additional distribution of approximately 1,250,000 shares representing 88% of the 21% held for resolution of litigation was distributed during February and March 1999 with approval of the Bankruptcy Court. The remaining shares are being held pending the resolution of certain litigation before the Bankruptcy Court

         The gain on the disposition of the assets and liabilities of the Sassco Fashions product line is a taxable event and a substantial portion of the net operating loss carryforward available to the Company at December 28, 1996 was utilized to offset a significant portion of the taxes recognized on this transaction.

Item 2.  Properties.
------   ----------

         Executive and sales offices, as well as design facilities, are located in New York City under a lease expiring in 2008 (60,990 square feet). The Company also leases sales offices and showrooms in Dallas, Texas (4,396 square feet) and a showroom in Atlanta, Georgia (737 square feet). In addition, the Company operates two small manufacturing support facilities - one located in Pittston, Pennsylvania and owned by the Company (11,368 square feet) and another leased by the Company in Guatemala (5,202 square feet). Furthermore, the Company leases a major distribution and administrative center of approximately 194,685 square feet through August 2008 and a storage facility of 6,160 square feet in Laflin, Pennsylvania.

         All of the Company's facilities are in good condition. None of the Company's principal facilities are idle. The machinery and equipment contained in the Company's facilities are modern and efficient.

Item 3.  Legal Proceedings.
------   -----------------

         As discussed above, the Company and several of its subsidiaries filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code in April 1993. By an order dated April 21, 1997 (the "Confirmation Order"), the Bankruptcy Court confirmed the Plan. The Plan was consummated on June 4, 1997. Certain alleged creditors who asserted age and other discrimination claims against the Company and whose claims were expunged (the "Claimants") pursuant to an Order of a Bankruptcy Court (see below) appealed the Confirmation Order to the United States District Court for the Southern District of New York. The Company moved to dismiss the appeal from the Confirmation Order and the motion was granted and the appeal was dismissed. An appeal to the United States Court of Appeals for the Second Circuit from the Order dismissing the appeal taken by the Claimants subsequently was withdrawn, without prejudice, and may be refiled in the future. In addition, the Claimants and two other persons commenced an adversary proceeding in the Bankruptcy Court to revoke the Confirmation Order. The Company has moved to dismiss the adversary proceeding to revoke the Confirmation Order and that motion has been fully briefed, but has not yet been argued to the Bankruptcy Court.

         The Claimants, who are former employees of the Company and who were discharged prior to the filing of the Chapter 11 cases, asserted age and other discrimination claims, including punitive damage claims against the Company in the approximate aggregate sum of $80 million. Following a trial on the merits, the Bankruptcy Court expunged and dismissed those claims in their entirety. The Claimants appealed that decision to the United States District Court for the Southern District of New York, and on July 17, 1998, that Court affirmed the decision of the Bankruptcy Court. The Claimants have taken a further appeal to the United States Court of Appeals for the Second Circuit, and that appeal is in the process of being briefed.

         Five of the Claimants in the above-described appeal commenced an action alleging employment discrimination against certain former officers and directors of the Company in the United States District Court for the Southern District of New York. The Court dismissed all of the causes of action arising under federal and state statutes, and the only remaining claims are those arising under the New York City Human Rights Law. Discovery is complete and it is expected that a summary judgement motion will be filed by the defending officers and directors after a final order has been entered in the above-described Bankruptcy Court matter.

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

         On February 23, 1996, Albert Nipon and American Pop Marketing Group, Inc. commenced an action against the Company in the United States Bankruptcy Court, Southern District of New York, seeking, inter alia, a declaratory judgment with respect to the use of the Company's "Albert Nipon" trademark and tradename. The Company asserted counter claims. On December 23, 1997, the Court ruled in favor of the Company finding the plaintiffs in violation of the Federal and New York trademark statutes and of unfair competition under common law. The parties have settled the litigation without cost to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

         On December 8, 1998, the common stock of the Company began trading on the Nasdaq Small Cap market under the symbol "LFAY". Prior thereto, such stock was traded on the over-the-counter market bulletin board. The following table sets forth the high bid and low asked prices on the bulletin board for each quarter during 1997 and 1998 and, from June 4, 1997, have been adjusted to give retroactive effect to a 2 for 1 split of the Company's common stock effected in July 1998:

                  Period                              High           Low
                  ------                              ----           ---

         1997     First Quarter                     $  0.12        $ 0.01
                  Second Quarter                       0.10          0.02 (a)
                    (prior to June 4, 1997)
                  Second Quarter                       4.75          3.69
                    (from June 4, 1997)
                  Third Quarter                        8.07          3.13
                  Fourth Quarter                       8.88          6.00

         1998     First Quarter                     $  8.44        $ 6.00
                  Second Quarter                       8.81          6.63
                  Third Quarter                        9.38          4.75
                  Fourth Quarter                       8.00          4.38

         1999     First Quarter                     $  6.75        $ 3.88
                    (through March 25, 1999)

--------------------------------------------------------------------------------
 (a) The old common stock was canceled on June 4, 1997. The stockholders holding the old common stock of the Company did not retain any value for their equity.

         On March 25, 1999, the high bid price was $4.75 and the low asked price was $4.38. You are encouraged to obtain current trading information. As of March 25, 1999, there were approximately 1,297 holders of record of the common stock of the Company.

         On June 4, 1997 the Company issued an aggregate of 6,800,000 shares of Common Stock to its creditors pursuant to its plan of reorganization. Of such shares, 5,372,000 shares were distributed in July 1997 and 1,250,000 shares were distributed in February and March 1999 (the shares above are adjusted to reflect the two-for-one stock split referred to below). No sales commissions were paid in connection with the transactions. The shares were issued in reliance upon the exemption from registration afforded by Section 3(a)(10) of the Securities Act of 1933, as amended (the "Act").

         On June 3, 1998 the Company issued an aggregate of 12,000 shares of Common Stock, consisting of 2,000 shares to each of its six non-employee directors, in accordance with the terms of the Company's 1997 Non-Employee Director Stock Option and Stock Incentive Plan (the shares above are adjusted to reflect the two-for-one stock split referred to below). No consideration was paid by such directors for the stock and no sales commissions were paid by the Company in connection with its issuance. The shares were issued issued in reliance upon the exemption from registration afforded by Section 4(2) the Act.

         On July 1, 1998 the Company effected a two-for-one stock split pursuant to which it issued 3,406,000 shares of Common Stock. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration afforded by Section 2(3) of the Act.

Item 6.  Selected Financial Data.
------   -----------------------

         The following selected financial data of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

                                                    (In thousands, except per share data)
                                Reorganized Company                                        Predecessor Company
                       --------------------------------------------- | --------------------------------------------------
                                                                     |                        For the Years Ended
                                                                     |                   ------------------------------
                                                                     |
                                 Pro Forma                           |
                    Fifty-Two   Fifty-Three   Thirty-One             |  Twenty-Two
                   Weeks Ended  Weeks Ended   Weeks Ended            | Weeks Ended
                   January 2,   January 3,    January 3,  Pro Forma  |    June 4,
                      1999       1998 (a)      1998 (b)    1996(a)   |   1997 (c)       1996        1995        1994
                      ----       ----           ----        ----     |   ----           ----        ----        ----
                               (Unaudited)               (Unaudited) |
                                                                     |
                                                                     |
Net  Sales             $152,867    $132,160    $ 73,091   $110,053   |   $197,984     $429,676     $442,084     $531,843
                                                                     |
Operating Income                                                     |
  (Loss)                 13,020      11,782       4,322      4,079   |     14,355       17,965        1,235      (27,278)
                                                                     |
                                                                     |
Reorganization Costs         --          --          --         --   |      3,379(d)     5,144 (d)   16,575 (d)  115,769 (d)
                                                                     |
Interest Expense and                                                 |
  Financing Costs           950       1,113         336      2,298   |      1,372        3,932 (e)    3,262 (e)    5,512 (e)
                                                                     |
Tax Provision (Benefit)   3,212       2,684         677        130   |        451         (839)(f)     (761)(f)      981 (f)
                                                                     |
                                                                     |
Other Non-Recurring                                                  |
    Items                    --          --          --         --   |    136,341(g)        --           --           --
                                                                     |
Net Income (Loss)         $8,858     $7,985      $3,309     $1,651   |   $145,494       $9,728     ($17,841)   ($149,540)
                                                                     |
Net Income (Loss) per                                                |
  Share - Basic            $1.35      $1.17(h)    $0.49(h)   $0.24(h)|         --        $0.52 (h)   ($0.95)(h)   ($7.97)(h)
        - Diluted          $1.31      $1.16(h)    $0.48(h)   $0.24(h)|         --        $0.52 (h)   ($0.95)(h)   ($7.97)(h)
                                                                     |
                                                                     |
                                                                     |
                                                                     |
                           As of      As of                          |      As of        As of        As of       As of
                         01/02/99    01/03/98                        |    06/04/97      12/28/96    12/30/95    12/31/94
                         --------    --------                        |    --------      --------    --------    --------
                                                                     |
Total Assets             $67,804    $61,051                          |    $77,789     $237,661     $245,980     $281,634
                                                                     |
Assets of Product                                                    |
  Lines Held for Sale                                                |
   and Disposition            --         --                          |         --        3,003 (i)      326 (i)   21,063 (i)
                                                                     |
Long-Term Debt                                                       |
 (Including Capital                                                  |
  Lease)                      17         49                          |        108           -- (j)       -- (j)       -- (j)



Notes to Selected Financial Data
---------------------------------

(a)      The unaudited pro forma adjustments to the statements are as follows:

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

         Fresh-Start Reporting:
                  The Company used fresh-start reporting to record the estimated effect of the Plan as if it had been effective as of the beginning of period presented. This includes adjustments for the following items:

                  i) The elimination of the historical depreciation and amortization for the remaining product lines, including the amounts in cost of sales, on the beginning of period asset balances and the recording of the amortization credit for the "Excess of revalued net assets acquired over equity under fresh-start reporting" (assuming a three-year amortization period).

                  ii) The elimination of historical reorganization expense that will not be incurred after June 4, 1997.

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

(d) The Company incurred reorganization costs in 1997, 1996, 1995 and 1994 while operating as a debtor in possession. Included in 1997, 1996, 1995 and 1994 is a provision of $0, $652,000, $3,181,000 and $53,000,000, respectively, for a write-down of a portion of the excess purchase price over net assets acquired in the 1984 leveraged buyout of The Leslie Fay Company, related to certain of the Company's product lines, which the Company believes will be unrecoverable.

(e) On January 2, 1994, the Company decided not to accrue interest on approximately $253,000,000 of pre-petition debt. During 1996 and 1995 the Company had direct borrowings under the FNBB Credit Agreement on one hundred and two (102) days in the second and third quarters of 1996 and ten (10) days in the third quarter of 1995, the highest amounts of which were $28,672,000 and $3,956,000, respectively. The Company had no direct borrowings under the predecessor credit agreement in 1994. Interest on direct borrowings was incurred at a rate of prime plus 1.5%. The terms of the FNBB Credit Agreement are described in Note 7(b) to the Audited Consolidated Financial Statements.

(f) The Company recognized an income tax credit of $1,103,000 and $1,811,000 in 1996 and 1995, respectively, representing a reduction of foreign income tax liabilities as a result of negotiated settlements on prior years' estimated taxes. The Company only paid state, local and foreign taxes in 1996, 1995 and 1994. The elimination of the income tax benefit in 1994 resulted from the complete utilization of tax refunds from prior years' taxes paid.

(g)      Amount   consists  of  the   following   three   components:   Gain  on
         Sale/Transfer of the Sassco Fashions line of $89,810,000 (net of $3,728,000 of income taxes), charge for Revaluation of Assets and Liabilities Pursuant to the Adoption of Fresh-Start Reporting of ($27,010,000) and Gain on Debt Discharge (an extraordinary item) of $73,541,000.

(h) Net income (loss) per share for the pro forma fifty-three weeks ended January 3, 1998, thirty-one weeks ended January 3, 1998 and pro forma 1996 was calculated based on 6,800,000 shares of new common stock, adjusted to give effect to the 2 for 1 stock split effected in July 1998, issued in connection with the consummation of the Plan. Earnings per common share for the twenty-two weeks ended June 4, 1997 is not presented because such presentation would not be meaningful. The old stock of 18,771,836 shares, used in calculating the net income (loss) per share in 1994 through 1996, was canceled under the Plan and the new stock was not issued until June 4, 1997.

(i) The Company classified certain product lines as "Assets of Product Lines Held for Sale and Disposition", as the Company had announced its intention to dispose of these lines.

(j) Amount excludes long-term debt classified in liabilities subject to compromise.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
------  ------------------------------------------------------------------------
        of Operations.
        -------------

(a)      Results of Operations


Fifty-two  Weeks Ended  January 2, 1999 as Compared to  Fifty-three  Weeks Ended
--------------------------------------------------------------------------------
January 3, 1998
---------------

         For purposes of this discussion the fifty-three weeks ended January 3, 1998 was calculated by summarizing the Consolidated Statements of Operations of the Reorganized Company for the thirty-one weeks ended January 3, 1998 and of the Predecessor Company for the twenty-two weeks ended June 4, 1997.

         The Company recorded net sales of $152,867,000 for the fifty-two weeks ended January 2, 1999, compared with $271,075,000 for the fifty-three weeks ended January 3, 1998, a net decrease of $118,208,000, or 43.6%. The primary factors contributing to this decrease was the sale of the Sassco Fashions and Castleberry product lines, which generated $136,107,000 and $2,808,000, respectively, and the discontinuation of the Outlander brand which provided $5,877,000 in net sales for the fifty-three weeks ended January 3, 1998. The additional week in the period ended January 3, 1998 generated $1,225,000 of net sales for the continuing product lines. Offsetting those decreases was $3,260,000 of additional volume generated by the Dress brands acquired from the Warren Apparel Group, Ltd. (See "Business - Recent Developments") and $6,608,000 of volume generated by the newly offered Sportswear brand "Haberdashery by Leslie Fay" during the fifty-two weeks ended January 2, 1999. On a comparable basis, after excluding the effect of the above mentioned businesses and the additional week of volume, the remaining businesses had a net sales increase of $17,941,000, or 14.3%, for the fifty-two weeks ended January 2, 1999 as compared to the fifty-three weeks ended January 3, 1998. This increase was due to $19,201,000 or 25.6% of increased volume within Leslie Fay Dress product line offset by a $1,260,000 or 2.5% decrease within the Sportswear product line.

         Gross profit for the fifty-two weeks ended January 2, 1999 was $37,320,000 or 24.4% of net sales compared with $65,080,000 or 24.0% for the fifty-three weeks ended January 3, 1998. The Sassco Fashions and Castleberry lines generated $34,534,000 and $545,000, respectively, in gross profit for the fifty-three weeks ended January 3, 1998. These product lines had a higher gross profit percent to net sales than the remaining lines. Also, gross profit of $321,000 related to the discontinued Outlander brand and $443,000 for the extra week was generated during the fifty-three weeks ended January 3, 1998. The remaining comparable businesses, excluding $1,377,000 and $880,000 of gross profit realized from the new Haberdashery and Warren brands, increased gross profit by $5,826,000 for the fifty-two weeks ended January 2, 1999 versus the prior year and the gross margin percent increased to 24.5% from 23.4%. The Leslie Fay Dress line's gross profit increased $5,187,000 or a gross profit percent of 25.0% from 24.4%. The Sportswear lines gross profit increased $639,000 to 23.7% of sales from 21.8%.

         Selling, warehouse, general and administrative expenses were 18.4% and 18.0% of net sales for the fifty-two and fifty-three weeks ended January 2, 1999 and January 3, 1998, respectively. After excluding the costs associated with the product lines sold, the comparable remaining businesses had expenses of 18.2% for the fifty-three weeks ended January 3, 1998. Expenses are up mostly due to the additional operating expenses related to the Warren brands, which have a higher expense ratio than the other operating brands in the Company, increased straight-line costs incurred to extend the Company's lease for showroom and office space in New York and additional costs incurred during the restructuring of the Sportswear product line during 1998.

         Depreciation and amortization expense for the fifty-two weeks ended January 2, 1999 was $406,000 due to the write-off of fixed assets at June 4, 1997 under fresh-start reporting. In addition, the Company realized income of $4,572,000 from amortization of the excess revalued net assets acquired over equity (see Note 2). Depreciation and amortization expense for the fifty-three weeks ended January 3, 1998 consisted of $2,104,000, including $860,000 of depreciation related to product lines sold and amortization of the excess purchase price over net assets acquired of $473,000, including $257,000 of amortization related to the lines sold. This amortization expense related to the leveraged buyout of The Leslie Fay Company on June 28, 1984. The remaining comparative product lines had depreciation expense of $771,000 and realized income of $2,667,000 from amortization of the excess revalued net assets acquired over equity during the fifty-three week period ended January 3, 1998 (see Note 2).

         The Company's adoption of SFAS No. 123, "Accounting for Stock-Based Compensation", to value stock options and the issuance of shares of common stock as partial payment for services rendered by the non-employee members of the Company's Board of Directors generated non-cash stock based compensation expense of $1,724,000 and $351,000 for the fifty-two and fifty-three weeks ended January 2, 1999 and January 3, 1998, respectively. There was no non-cash stock based compensation expense recorded prior to June 4, 1997.

         Other income was $1,334,000 and $2,143,000 for the fifty-two and fifty-three weeks ended January 2, 1999 and January 3, 1998, respectively. The decrease is primarily due to the licensing revenues related to trade names which were spun-off with the Sassco Fashions product line and the expiration of certain licensing agreements which were not renewed.

         Interest expense and financing costs, net of interest income was $950,000 and $1,708,000 for the fifty-two and fifty-three weeks ended January 2, 1999 and January 3, 1998, respectively. The financing fees under the new CIT Credit Agreement (see Note 7) were offset by income earned on the cash invested for the fifty-two weeks ended January 2, 1999. The financing fees incurred were significantly below those incurred during the fifty-three weeks ended January 3, 1998 due to the higher line needed to finance the operations of the Sassco Fashions and Castleberry product lines. In addition, the Company maintained a higher average cash balance during the period and earned additional interest income compared to the prior year.

         The provision for taxes was $3,212,000 and $1,128,000 for the fifty-two and fifty-three weeks ended January 2, 1999 and January 3, 1998, respectively. The lower provision in 1997 resulted from net operating loss ("NOL")carryforwards which were available for use for the period through the Company's emergence from bankruptcy, which are recorded in capital in excess of par value after the Company emerged from bankruptcy. During the pre-emergence period, the NOL utilization reduced the provision for taxes.

The Reorganized  Company's Thirty-One Weeks Ended January 3, 1998 as Compared to
--------------------------------------------------------------------------------
the Predecessor Company's Thirty-One Weeks Ended December 28, 1996
------------------------------------------------------------------

         The Company recorded net sales of $73,091,000 for the thirty-one weeks ended January 3, 1998, compared with $256,225,000 for the thirty-one weeks ended December 28, 1996, a net decrease of $183,134,000, or 71.5%. The primary factor contributing to this decrease was the sale of the Sassco Fashions and
Castleberry product lines, which generated $184,495,000 and $4,223,000, respectively, in net sales for the thirty-one weeks ended December 28, 1996. On a comparable basis, after excluding the effect of the above mentioned businesses, the remaining businesses had a net sales increase of $5,584,000, or 8.3%, for the thirty-one weeks ended January 3, 1998 as compared to the thirty-one weeks ended December 28, 1996, primarily due to the increased volume of the Dress line. Excluding a decrease of $6,255,000 related to discontinuing its Outlander brands, sales from continuing businesses grew 20.5% over the comparable period for 1996. This growth was driven by an increase of 44.5% over the comparable period of 1996 by the Leslie Fay Dress line. After excluding the effect of the discontinued Outlander brands, the Sportswear line had a sales growth of 1% over the comparable period for 1996.

         Gross profit for the thirty-one weeks ended January 3, 1998 was 19.7% of net sales compared with 22.2% for the thirty-one weeks ended December 28, 1996 (a decrease of $42,461,000). The Sassco Fashions and Castleberry lines generated $42,442,000 and $912,000, respectively, in gross profit for the thirty-one weeks ended December 28, 1996. These product lines had a higher gross profit percent to net sales than the remaining businesses. The remaining businesses increased gross profit by $842,000 for the thirty-one weeks ended January 3, 1998 versus the prior year and the gross margin percent decreased to 19.7% from 20.0%. Excluding the Discontinued Outlander brands, gross profit percent decreased from 21.6% to 19.8% during the period. The decrease in gross profit percent was due to the additional markdowns taken to market the sportswear fall production due to late delivery of a majority of the line. The Leslie Fay Dress line's gross profit increased $3,084,000 or a gross profit percent of 19.3% from 15.9%.

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

         Other income was $947,000 and $2,294,000 for the thirty-one weeks ended January 3, 1998 and December 28, 1996, respectively. The decrease is primarily due to the licensing revenues related to trade names which were spun-off with the Sassco Fashions product line and the expiration of certain licensing agreements which were not renewed.

         Interest expense, net of interest income and financing costs were $336,000 and $3,095,000 for the thirty-one weeks ended January 3, 1998 and December 28, 1996, respectively. The financing fees under the new CIT Credit Agreement (see Note 7) were offset by income earned on the cash invested for the thirty-one weeks ended January 3, 1998. The financing fees incurred were significantly below those incurred during the thirty-one weeks ended December 28, 1996 due to the higher line needed to finance the operations of the Sassco Fashions and Castleberry product lines. In addition, the Company maintained a higher average cash balance during the period and earned additional interest income compared to the prior year.

         The provision for taxes was $677,000 and ($1,273,000) for the thirty-one weeks ended January 3, 1998 and December 28, 1996, respectively. The credit in 1996 relates primarily to foreign taxes on a subsidiary of the Sassco Fashions line.

Twenty-Two  Weeks Ended June 4, 1997 as Compared to  Twenty-One  Weeks Ended May
--------------------------------------------------------------------------------
25, 1996 for the Predecessor Company
------------------------------------

         The Company recorded net sales of $197,984,000 for the twenty-two weeks ended June 4, 1997, compared with $173,451,000 for the twenty-one weeks ended May 25, 1996, a net increase of $24,533,000, or 14.1%. The additional week accounted for $10,084,000 of the net sales increase. Additionally, in 1996, the Sassco Fashions product line began shipping a new product line under the Nina Charles brand and opened additional retail stores over the preceding 17 months, for a total of 45 stores in operation at June 4, 1997. These new businesses achieved a net sales volume of $17,843,000 for the twenty-two weeks ended June 4, 1997, or $11,379,000 more than for the twenty-one weeks ended May 25, 1996. On a comparable basis, after excluding the effect of the above mentioned additional week and new businesses, the Sassco Fashions line had a net sales decrease of $8,430,000, or 7.0% for the twenty-two weeks ended

June 4, 1997, compared with the twenty-one weeks ended May 25, 1996. This was primarily a result of reducing its production in 1997 to limit additional clearance markdowns. The remaining Leslie Fay businesses accounted for an increase of $12,542,000, or 29.5%, primarily due to increased volume for its Leslie Fay Dress product line. The net sales of the Castleberry product line declined by $1,042,000.

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

         Selling, warehouse, general and administrative expenses for the twenty-two weeks ended June 4, 1997 decreased to 17.9% of net sales compared with 19.6% for the twenty-one weeks ended May 25, 1996. The percentage decrease is primarily due to the additional sales volume generated in the twenty-two weeks ended June 4, 1997 versus the twenty-one weeks ended May 25, 1996, without a corresponding increase in expenses. For the period, expenses increased $2,248,000 over the prior year. Sassco Fashions expenses increased $4,118,000, of which $1,100,000 was related to the extra week and the remainder was due to the additional product lines and retail stores opened. The Leslie Fay business reduced expenses by $1,749,000 or 14.1% below the prior year net of approximately $483,000 of expenses incurred in the extra week. The Castleberry line decreased expenses by approximately $121,000 or 10.4% below the comparable period in 1996 due to its reduced volume.

         Depreciation and amortization consisted primarily of the amortization of the excess purchase price over net assets acquired and related principally to the leveraged buyout of The Leslie Fay Company on June 28, 1984.

         Interest and financing costs increased to $1,372,000 for the twenty-two weeks ended June 4, 1997 compared to $837,000 for the twenty-one weeks ended May 25, 1996. The increase was due primarily to the fee to finance the accounts receivable of the Sassco Fashions product line under an agreement which began in February 1996.

         While operating as a debtor in possession, the Company recognized reorganization costs of approximately $3,379,000 and $1,560,000 during the twenty-two weeks ended June 4, 1997 and twenty-one weeks ended May 25, 1996, respectively, which were comprised of professional fees and other costs of $2,951,000 and $1,806,000; and plan administration costs of $1,000,000 and $0; offset by interest income of $572,000 and $246,000.

         The provision for taxes was $451,000 and $435,000 for the twenty-two weeks ended June 4, 1997 and the twenty-one weeks ended May 25, 1996, respectively. There was no federal income tax provision currently recognizable, other than that based on the alternative minimum tax regulations, due to existing net operating loss carryforwards.

      (b)  Liquidity and Capital Resources

         On June 2, 1997, the Company obtained $30,000,000 of post-emergence financing (see Note 7), which became effective with the consummation of the Plan on June 4, 1997. The CIT Credit Agreement as amended, currently provides a working capital facility commitment of $42,000,000, including a $25,000,000 sublimit on letters of credit. The Company had a net borrowing availability under its Credit Agreement of $28,949,000 on January 2, 1999 and peak borrowing during the fiscal year ended January 2, 1999 was $3,734,000. As of March 26, 1999, there were approximately $2,502,000 in direct borrowings under the revolving line of credit and the Company was utilizing approximately $8,673,000 of the CIT Credit Agreement for letters of credit.

         At January 2, 1999, there was $328,000 in direct borrowings outstanding under the CIT Credit Agreement and cash and cash equivalents amounted to $4,213,000. Of this amount, $3,267,000 will be used to pay remaining administrative claims as defined in the Plan. Working capital decreased $3,875,000, to $35,578,000 at January 2, 1999 from January 3, 1998. The primary changes in the components of working capital were: a decrease in cash and cash equivalents and short-term investments of $18,589,000; an increase in accounts receivable of $6,425,000; an increase in inventories of $11,926,000; an increase of $163,000 in prepaid expenses and other current assets; offset by an increase in current liabilities of $3,800,000. Short-term investments decreased as the Company liquidated a $2,989,000 one-year US Treasury Note that matured on June 30, 1998, the proceeds from which were and will be used to pay administrative claims. Cash and cash equivalents decreased primarily as a result of the accounts receivable and inventory increases discussed below as well as the use of: $4,623,000 to repurchase 817,100 shares of the Company's outstanding common stock, $2,331,000 for capital expenditures and $1,250,000 of cash used upon the acquisition of certain assets of Warren Apparel Group, Ltd. (See "Business - Recent Developments"). Accounts receivable increased due to the earlier than normal shipping of the Spring season into the fourth quarter and the additional volume shipped by the recently acquired brands "David Warren", Warren Petites", Rimini" and "Reggio" (See "Business - Recent Developments"). Inventories increased as a result of the earlier production of the Spring lines to accommodate the earlier shipping windows as well as the investment required to build the necessary better priced dress products for the new brands. The increase in current liabilities is predominately a result of the additional contractor accounts payable related to the higher investment in current season inventory, $1,175,000 of estimated remaining acquisition expenses and the assumption of a short-term note payable of $834,000, all of which were a result of the above mentioned acquisition.

         The Company estimated it had approximately $50,000,000 of NOL available at June 4, 1997 to offset future taxable income, if any, through fiscal year 2011. The utilization of the NOL, however, is subject to limitations, including an annual limitation of about $1,500,000 imposed by Section 328 of the Internal Revenue Code. As of January 2, 1999, the remaining aggregate loss utilization limitation through fiscal year 2011 is approximately $19,500,000.

         Capital expenditures were $2,331,000 for the fifty-two weeks ended January 2, 1999. The anticipated capital expenditures of $2,990,000 for the 1999 fiscal year include approximately $1,400,000 to improve management information, production and distribution systems, approximately $670,000 for improvements to the Company's distribution facility, approximately $550,000 for fixturing the Company's in-store shops that are planned to be opened in 1999, and approximately $370,000 for all other purposes. The Company believes that its financing arrangements and anticipated level of internally generated funds will be sufficient to finance its capital spending during 1999.

The provisions of the Company's Credit Agreement with CIT have been modified to the following:

         On June 2, 1997, in preparation for the consummation of the Plan, a wholly-owned subsidiary of the Company entered into a two-year financing agreement (the "CIT Credit Agreement") with CIT which was amended on October 27, 1998 to extend the agreement through June 2, 2001 to provide direct borrowings and to issue letters of credit on the Company's behalf. Direct borrowings bear interest at prime minus .25% (7.75% at January 2, 1999) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. There were $328,000 in direct borrowings outstanding under the CIT Credit Agreement and approximately $8,099,000 was committed under unexpired letters of credit as of January 2, 1999.

         The CIT Credit Agreement has been modified four times through March 29, 1999 to adjust for changes relating to the Company's consolidated balance sheet as it exited from bankruptcy, reflecting associated "fresh start" accounting adjustments, increasing the level of capital expenditures to support the Company's growth and Year 2000 requirements, allowing the Warren acquisition, permitting the Company's stock buy-back program, extending the CIT Credit Agreement and increasing the Company's credit line, reducing borrowing costs, and allowing the early termination of the CIT Credit Agreement at the option of the Company. Key modifications include:

     The committed credit line has been increased to $42,000,000 from $30,000,000. The sub-limit on letters of credit has also been increased from $20,000,000 to $25,000,000. The limit on inventory based collateral has been raised from $12,000,000 to $15,000,000.

     The interest rate on direct borrowings has been reduced from prime plus 100 basis points to prime less 25 basis points.

     The Company may repurchase its stock or pay dividends up to an amount of $10,000,000. As of March 25, 1999, approximately $5,400,000 of this amount remains available.

     Covenants related to capital expenditures, minimum ratio of consolidated current assets to consolidated current liabilities, minimum consolidated tangible net worth and minimum consolidated working capital have been set at levels appropriate for normal business conditions and the Company's existing stock repurchase program.

     The Company may, with CIT's approval, acquire new businesses.

     The Company may terminate the CIT Credit Agreement early.

         The CIT Credit Agreement, as amended, contains certain reporting requirements, as well as financial and operating covenants related to capital expenditures, minimum tangible net worth, maintenance of a current assets to current liabilities ratio, and an interest to earnings ratio and the attainment of minimum earnings. As collateral for borrowing under the CIT Credit Agreement, the Company has granted to CIT a security interest in substantially all of its assets. In addition, the CIT Credit Agreement contains certain restrictive covenants, including limitations on the incurrence of additional liens and indebtedness. The Company is currently in compliance with or has obtained the necessary waiver for all requirements contained in the CIT Credit Agreement.

         The Company initially paid $150,000 in commitment and related fees in connection with the credit facility which was written-off as part of fresh-start reporting and paid another $250,000 in commitment fees in June 1997. These fees are being amortized as interest and financing costs over the two years of the original CIT Credit Agreement.

Year 2000
---------

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

         Certain of these changes were implemented in 1998; the others will be implemented in 1999 at an estimated total cost of approximately $1,900,000 which has already been incurred by the Company, plus the utilization of internal staff and other resources both during these implementations and in the future. On May 4, 1998, the Company implemented the first phase of its plan by placing in operation a new purchase order management and invoicing system. Through March 19, 1999, the Company implemented the second and third phases of its plan by placing in operation Year 2000 compliant versions of its accounts payable, accounts receivable, general ledger and EDI translation systems. In addition, the Company has begun its own testing to confirm the readiness of its systems. The Company has purchased updated pattern making systems and related hardware and has updated its telecommunications software and hardware.

         The Company is also dependent on the efforts of its customers, suppliers and software vendors. The Company's upgrade of its electronic data interchange software will need to be tested with the Company's customers to confirm proper functioning. The Company has contacted its major customers and suppliers and is cooperating with them to assure Year 2000 readiness. As part of this effort, the Company has requested that its customers and suppliers complete questionnaires detailing their assessment of their Year 2000 compliance. The Company's customers and suppliers are also required to implement projects to make their systems and communications Year 2000 compliant. Failure to complete their efforts in a timely way could disrupt the Company's operations including the ability to receive and ship its products as well as to invoice its customers. Finally, the Company's plan is based upon the representations as to Year 2000 compliance of the vendors that market the software packages selected by the Company. There is no guarantee that these new systems will be compliant under all the circumstances and volume stresses that may actually be required by the Company's operations through Year 2000.

         In common with other marketers and distributors of apparel products, the Company believes that the most reasonable worst case scenario may be the effects caused by the failures of third parties and entities with which the
Company has no direct involvement. As it involves its own suppliers and customers, the Company is considering various contingency plans that include manual processing and/or outsourcing certain activities. More specific contingency plans will be developed as more information becomes available.

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

Item 7B. Quantitative and Qualitative Disclosures About Market Risk.
-------  ----------------------------------------------------------

         None.

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

         See the Consolidated Financial Statements and Financial Statement Schedule of The Leslie Fay Company, Inc. and Subsidiaries attached hereto and listed on the index to consolidated financial statements set forth in Item 14 of this Form 10-K.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure.
         --------------------

         None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

Directors of the Company
                                        Principal Occupation and                                          Director
Name and Age                            Offices with the Company                                          Since
------------                            ------------------------                                          ---------

John J. Pomerantz (65)                  Chairman of the Board and Chief Executive Officer                 1984
                                        of the Company

John A. Ward (45)                       President of the Company                                          1997

Clifford B. Cohn (47)                   Principal of Cohn & Associates (1)(2)                             1997

Mark B. Dickstein (40)                  President of Dickstein Partners Inc. (1)(2)                       1997

Chaim Edelstein (56)                    Former Chairman of the Board of Hills Stores,                     1998
                                        Inc. (1) (2)

Mark Kaufman (42)                       Sr. Vice-President  of Amroc Investments  (2)(3)                  1997

Bernard Olsoff  (69)                    Former Chief Executive Officer and President of                   1998
                                        Frederick Atkins, Inc. (2)(3)

Robert L. Sind (64)                     President of Recovery Management                                  1997
                                        Corporation (2)(3)

--------------------------------------------------------------------------------
(1)      Member of Compensation Committee of the Board of Directors.
(2)      Member of the Finance Committee of the Board of Directors.
(3)      Member of the Audit Committee of the Board of Directors.

Executive Officers of the Company

Name                            Positions with the Company                 Age
----                            --------------------------                 ---

John J. Pomerantz               Chairman of the Board and                   65
                                Chief Executive Officer

John A. Ward                    President                                   45

Dominick Felicetti              Senior Vice President-Manufacturing         45
                                and Sourcing

Warren T. Wishart               Senior Vice President-Administration        46
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

         Mark B. Dickstein has been the President of Dickstein Partners Inc. since 1986 and is primarily responsible for the operations of Dickstein & Co., L.P., Dickstein Focus Fund L.P. and Dickstein International Limited, each of which is a private investment fund. Mr. Dickstein also serves as a Director of Marvel Enterprises, Inc. and News Communications Inc.

         Chaim Y. Edelstein was Chairman of the Board of Hills Stores, Inc. from February 7, 1996 until December 31, 1998. From 1985 to February 1994 he was Chairman and Chief Executive Officer of Abraham & Straus, a division of Federated Department Stores, Inc. Mr. Edelstein is a Director of the Independence Community Bank.

         Mark Kaufman has been a Sr. Vice- President at Amroc Investments since January 1999. Prior to joining Amroc, beginning in July 1992, Mr. Kaufman was a Vice President of Dickstein Partners, Inc. Prior to that, beginning in 1990, Mr. Kaufman was a Senior Vice-President of Oppenheimer & Co., an investment banking firm. Prior to that, Mr. Kaufman was a Vice President of GAF Corp., a chemical and roofing manufacturer.

         Bernard Olsoff was President and Chief Executive Officer of Frederick Atkins, Inc. ("Atkins"), an international retail merchandising and product development organization for department stores. He joined Atkins as Executive Vice President in 1983 and was named President and Chief Operating Officer in 1987. In January 1994 he became Chief Executive until his retirement in April 1997. Prior to joining Atkins he was President of May Department Stores Company, May Merchandising Corporation from 1971 to 1983 and Vice President and General Merchandise Manager of Associated Merchandising Corporation from August 1955 to August 1971.

         Robert L. Sind founded Recovery Management Corporation ("RMC") in 1984. RMC specializes in developing and implementing hands-on business, financial and operational turnaround programs and providing crisis management to troubled commercial, industrial and real estate companies and their creditors. Previously, Mr. Sind had been an investment banker for ten years and, spanning over twelve years, held senior corporate operating and financial positions, including The Londontown Manufacturing Company, Chief Financial Officer at Beker Industries Corporation and Chief Operating Officer at both Nice-Pak Products, Inc. and Marker International.

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

         Warren T. Wishart joined the Company in March 1993. He held the position of Vice President - Planning from July 1993 through December 1994. In January 1995 he became Senior Vice President - Finance. In September 1995 he was appointed Chief Financial Officer and Treasurer of the Company. In June 1997 he became Senior Vice President Administration and Finance and Secretary of the Company. Before joining Leslie Fay Mr. Wishart was Vice President Strategic Planning of Galerias Preciados from 1991 to the end of 1992. Prior to that, he had seventeen years of financial management and business planning experience with several department stores including Filene's and the L.J.
Hooker Retail Group.

Section 16(a) Beneficial Ownership Reporting Compliance

         Pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, officers, directors and holders of more than 10% of the outstanding shares of the Company's Common Stock are required to file periodic reports of their ownership of, and transactions involving, the Company's Common Stock with the Securities and Exchange Commission. Based solely on its review of copies of such reports received by the Company, the Company believes that its reporting persons have complied with all Section 16 filing requirements applicable to them with respect to the Company's fiscal year ended January 2, 1999.

Item 11.  Executive Compensation.

         Summary of Cash and Certain Other Information. The following table shows, for 1998, 1997 and 1996, the compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and the other most highly compensated "named executive officers" (as defined in Regulation S-K) of the Company during 1998 (the "Named Officers"). All share, option and exercise and market price information in this Item 11 has been adjusted to give retroactive effect to a 2 for 1 split of the Company's common stock effective in July 1998.

Summary Compensation Table

                                               Annual Compensation (1)            Long Term Compensation
                                               -------------------------------------------------------------

                                                                                    Awards       Payouts
                                                                                   --------     ---------

                                                                   Restricted     Securities
                                                                     Stock        Underlying     LTIP         All Other
Name and Principal Position   Year      Salary (2)     Bonus        Awards       Options (#)    Payouts     Compensation
---------------------------- --------- ------------- ------------ ------------- ---------------- ---------- ---------------

John J. Pomerantz              1998    $498,654      $350,000                        117,042                $   2,650 (3)
  Chairman of  the             1997    $611,129      $300,000          --            263,756        --      $   8,699 (4)
  Board and Chief              1996    $777,915      $171,700          --                --         --      $   8,938 (5)
  Executive Officer
--------------------------------------------------------------------------------------------------------------------------

John A. Ward                   1998    $449,039      $280,000                         91,440        --      $   2,650 (3)
   President                   1997    $462,692      $225,000          --            140,120        --      $   2,650 (4)
                               1996    $521,154      $145,600          --                 --        --      $   2,500 (5)
--------------------------------------------------------------------------------------------------------------------------
Dominick Felicetti             1998    $349,519      $230,000                         78,638        --      $   2,650 (3)
  Senior Vice President -      1997    $337,500      $200,000          --            140,120        --      $   1,938 (4)
  Manufacturing and            1996    $267,885      $ 91,200          --                 --        --             --
  Sourcing
--------------------------------------------------------------------------------------------------------------------------
Warren T. Wishart              1998    $224,519      $200,000                         78,638        --      $   2,650 (3)
  Senior Vice President-       1997    $207,692      $180,000          --            140,120        --      $ 102,650 (4)
  Administration and           1996    $200,000      $ 91,200          --                 --        --      $   2,500 (5)
  Finance, Chief
  Financial  Officer and
  Treasurer
--------------------------------------------------------------------------------------------------------------------------


(1) In 1998, 1997 and 1996, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of reported annual salary and bonuses for any of the Named Officers.

(2) 1997 was a 53 week year. 1998 and 1996 were 52 week years. Amounts represent salaries paid during the above calendar years.

(3)      For  1998,   consists  of  amounts   contributed  as  Company  matching
         contributions for each Named Officer under the Company's 401(k) savings plan (the "401(k) Plan").

(4) For 1997, consists of the following: (a) amounts contributed as Company matching contributions for each Named Officer under the Company's 401(k) Plan as follows: Mr. Pomerantz $2,286; Mr. Ward $2,650; Mr. Felicetti $1,938 and Mr. Wishart $2,650 and (b) amounts paid by the Company for split dollar life insurance coverage as follows: Mr. Pomerantz $6,413; and (c) amount paid by the Company as earned retention for Mr. Wishart $100,000.

(5) For 1996, consists of the following: (a) amounts contributed as Company matching contributions for each Named Officer under the Company's 401(k) Plan as follows: Mr. Pomerantz $2,286; Mr. Ward $2,500 and Mr. Wishart $2,500 and (b) amounts paid by the Company for split dollar life insurance coverage as follows: Mr. Pomerantz $6,652.


Option/SAR Grants in Last Fiscal Year

         The following table sets forth information with respect to stock options granted to the Named Officers during fiscal 1998:

                     Individual Grants
-------------------------------------------------------------------------------------------------------------------

                     % of Total                                               Potential Realizable Value at
                     Number of        Options                               Assumed Annual Rates of Stock Price
                     Securities     Granted to                                  Appreciation for Option Term
                     Underlying      Employees     Exercise   Expiration   --------------------------------------
        Name      Options Granted   in Fiscal Year  Price (1)   Date(2)       0%          5%           10%
-------------------------------------------------------------------------------------------------------------------

John J. Pomerantz     117,042        26.7%          $3.09      1/4/08      $508,840    $  989,005   $1,691,257
John A. Ward           91,440        20.9%          $3.09      1/4/08      $397,535    $  772,668   $1,321,308
Dominick Felicetti     78,638        17.9%          $3.09      1/4/08      $341,879    $  664,491   $1,136,319
Warren T. Wishart      78,638        17.9%          $3.09      1/4/08      $341,879    $  664,491   $1,136,319

(1)      The market price per share as of the grant date was $7.44
(2) Exercisable as to 25% of such shares on each of January 4, 1998, January 4, 1999, January 4, 2000 and January 4, 2001.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Value Table

                  The following table sets forth information with respect to the Named Officers concerning the exercise of options during 1998 and unexercised options held as of the end of such year. The average bid and asked price of a share of Common Stock of the Company on the close of business on December 30, 1998 (the last trade day prior to January 2, 1999) was $6.6875.

                                                                Number of Securities          Value of Unexercised
                                  Shares                        Underlying Unexercised        In-the-Money Options
                                  Acquired         Value        Options at Fiscal Year-End    at Fiscal Year-End
Name                              on Exercise      Realized     Exercisable/Unexercisable     Exercisable/Unexercisable (1)
----                              ------------     --------     -------------------------     --------------------------

John J. Pomerantz                 None             N/A          116,300/264,500               $ 418,350/951,450
John A. Ward                      None             N/A           69,100/162,460               $ 248,570/584,400
Dominick Felicetti                None             N/A           65,900/152,860               $ 237,060/549,870
Warren T. Wishart                 None             N/A           65,900/152,860               $ 237,060/549,870
------------------------------------------------------------------------------------------------------------------------

(1) Aggregate market value of the shares of Common Stock covered by the options at fiscal year end less the exercise price of such options.

Compensation of Directors

         Each director who is not a full-time employee of or consultant to the Company receives an annual director's fee of $12,500 and 2,000 shares of the Company's common stock. Each initial non-employee director, upon becoming a director, received stock options to purchase 20,000 shares, vesting one-third each year and each subsequent non-employee director, upon becoming a director, has received or will receive stock options to purchase 10,000 shares, vesting one-third each year.

Employment Contracts

         The Company has an employment agreement with John J. Pomerantz expiring on January 3, 2001, pursuant to which he is employed as Chief Executive Officer at a base salary of $500,000 per annum.

         The Company also has an employment agreement with John A. Ward expiring on January 3, 2001, pursuant to which he is employed as President of the Company at a base salary of $450,000 per annum.

         The Company also has an employment agreement with Dominick Felicetti expiring on January 3, 2001, pursuant to which he is employed as Senior Vice President--Manufacturing and Sourcing at a base salary of $350,000 for the first two years and $375,000 for the third year.

         The Company also has an employment agreement with Warren T. Wishart expiring on January 3, 2001, pursuant to which he is employed as Senior Vice President--Administration and Finance, Chief Financial Officer and Treasurer at a base salary of $225,000 for the first two years and $250,000 for the third year.

         In addition, these employment agreements provide for a shared bonus pool payable to the employees of the Company if EBITDA (as defined in such agreements) exceeds $4,626,550. The bonus pool will equal 9.6% of EBITDA plus an additional 0.2% of EBITDA for each $54,430 by which EBITDA exceeds $4,626,550 up to a maximum of 12.5% of EBITDA plus an additional 5% of the amount by which EBITDA exceeds $11,500,000, subject to certain adjustments.

         At the Annual Meeting of Stockholders on June 3, 1998, the stockholders approved an amendment to the 1997 Management Stock Option Plan. The amendment replaced the so-called "Home Run" options for 618,182 shares of common stock which were issuable only if the Company were sold at a certain minimum price with the grant of stock options to purchase an aggregate of 365,758 shares of common stock at an exercise price of $3.09 per share which will vest in four equal annual installments beginning January 4, 1998.

Severance Agreements

         In January 1998, the Company entered into a severance agreement with Catharine Bandel-Wirtshafter pursuant to which she received in a lump sum $290,000 representing six (6) months compensation as well as bonus and other amounts under her employment agreement with the Company dated as of June 4, 1997. In addition, one-third of the options previously granted to her vested on the effective date of the severance agreement and were exercised during fiscal 1998.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Board of Directors is charged with determining the compensation of officers, during 1998 the Compensation Committee consisted of Robert L. Sind (until June 3, 1998), Bernard Olsoff (from June 3, 1998 through November 10, 1998), Chaim Edelstein (from November 10, 1998), Clifford B. Cohn and Mark B. Dickstein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

          (a) The following table sets forth certain information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of March 25, 1999.

                                                                 Percentage of
                                          Number of Shares       Ownership of
  Names and Address of Beneficial Owners Beneficially Owned      Common Stock
---------------------------------------- --------------------   ---------------
Mark B. Dickstein
c/o Dickstein Partners Inc.                2,803,069 (1)                46.4%
660 Madison Avenue 16th Floor
New York, NY 10021

Pioneering Management Corporation            524,000 (2)                 8.7%
60 State Street
Boston, MA   02109

John A. Motulsky                             390,700 (3)                 6.5%
c/o Stonehill Partners, L.P.
110 East 59th Street
New York, NY 10022

(1)      Includes 2,015,660,  340,600, 361,476 and 82,000 shares of Common Stock directly owned by Dickstein & Co., L.P., Dickstein Focus Fund L.P., Dickstein International Limited and Mark B. Dickstein, respectively. Includes 3,333 shares of Common Stock issuable upon exercise of presently exercisable stock options. Mark B. Dickstein is the sole shareholder, sole director and president of Dickstein Partners Inc. ("DPI"). DPI is the general partner of Dickstein Partners L.P. which is the sole general partner of Dickstein & Co., L.P. and Dickstein Focus Fund. DPI is the adviser for Dickstein International Limited and makes all investment and voting decisions for that entity. The information provided above was obtained from Amendment 9 to Schedule 13D dated March 24, 1999.

(2) The information provided above was obtained from a Schedule 13G dated April 23, 1998.

(3) Includes 111,200, 146,300 and 133,200 shares of Common Stock owned directly by Stonehill Partners, L.P., Stonehill Institutional Partners, L.P. and Stonehill Offshore Partners Limited, respectively. John A. Motulsky is the General Partner of each of Stonehill Partners, L.P. and Stonehill Institutional Partners, L.P. Mr. Motulsky is a Member of
         Stonehill Advisers LLC which is a partner of Stonehill Offshore Partners Limited. The information provided above was obtained from a
         Schedule 13G dated March 12, 1999.

         (b) The following table sets forth certain information as of March 25, 1999 with respect to the beneficial ownership of the Company's Common Stock by each director, each of the Named Officers and by all directors and executive officers of the Company as a group. Unless otherwise noted, the address of each beneficial owner named below is the Company's corporate address.

                                            Number of Shares      Ownership of
Names and Address of Beneficial Owners      Beneficially Owned    Common Stock
------------------------------------------- --------------------- --------------

Mark B. Dickstein                           2,803,069(1)              46.4%
c/o Dickstein Partners Inc.
660 Madison Avenue 16th Floor
New York, NY 10021

John J. Pomerantz                             155,561(2)               2.5%

John A. Ward                                   91,960(3)               1.5%

Dominick Felicetti                             87,559(4)               1.4%

Warren T. Wishart                              85,559(3)               1.4%

Chaim Y. Edelstein                             12,000                   (5)

Clifford B. Cohn                                8,666(6)                (5)

Robert L. Sind                                  8,666(6)                (5)

Mark Kaufman                                    7,333(7)                (5)

Bernard Olsoff                                  2,000                   (5)

Officers and Directors as a group           3,262,373(8)              50.4%
(10 persons)
--------------
(1) See footnote (1) to table (a) under the caption "Security Ownership of Certain Beneficial Owners and Management" for certain information concerning Mr. Dickstein's beneficial ownership of Common Stock.

(2) Includes 145,561 shares of Common Stock issuable upon exercise of presently exercisable stock options.

(3) Consists of shares of Common Stock issuable upon exercise of presently exercisable stock options.

(4) Includes 85,559 shares of Common Stock issuable upon exercise of presently exercisable stock options.

(5)      Less than 1% of the outstanding Common Stock .

(6) Includes 6,666 shares of Common Stock issuable upon exercise of presently exercisable stock options.

(7) Includes 3,333 shares of Common Stock issuable upon exercise of presently exercisable stock options.

(8) Includes 428,637 shares of Common Stock issuable upon exercise of presently exercisable stock options.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

None.

PART IV
-------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------   -----------------------------------------------------------------

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

         (b)      Reports on Form 8-K:

                  Since the end of the third quarter of 1998, the Company has not filed any Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 2nd day of April, 1999.

                                             THE LESLIE FAY COMPANY, INC.

                                             By:     /s/ John J. Pomerantz
                                                     ---------------------------
                                                         John J. Pomerantz
                                                         Chief Executive Officer
                                                         and   Chairman  of  the
                                                         Board of Directors


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


   Signatures                                        Title                                  Date
   ----------                                        -----                                  -----

     /s/  John J. Pomerantz                  Chief Executive Officer and              April 2, 1999
-------------------------------------        Chairman of the Board of Directors
          John J. Pomerantz

     /s/  Warren T. Wishart                  Chief Financial and Accounting Officer   April 2, 1999
-------------------------------------
          Warren T. Wishart

     /s/  John A. Ward                       Director                                 April 2, 1999
-------------------------------------
          John A. Ward

                                             Director
-------------------------------------
          Clifford B. Cohn

     /s/   Mark B. Dickstein                 Director                                 April 2, 1999
-------------------------------------
           Mark B. Dickstein

                                             Director
-------------------------------------
          Chaim Edelstein

    Signatures                                 Title                                  Date
    ----------                                 -----                                  -----


     /s/  Mark Kaufman                       Director                                April 2, 1999
--------------------------------------
          Mark Kaufman

    /s/   Bernard Olsoff                     Director                                April 2, 1999
--------------------------------------
          Bernard Olsoff

    /s/   Robert L. Sind                     Director                                April 2, 1999
--------------------------------------
          Robert L. Sind


                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                               Page No.
                                                               -------

Report of Independent Public Accountants                       F - 2

Consolidated Financial Statements:

         Consolidated Balance Sheets                           F - 3

         Consolidated Statements of Operations                 F - 4

         Consolidated Statements of Stockholders' Equity       F - 5

         Consolidated Statements of Cash Flows                 F - 6

         Notes to Consolidated Financial Statements            F - 7

Financial Statement Schedule:

         Schedule II-Valuation and Qualifying Accounts         F - 33

Report of Independent Public Accountants
----------------------------------------

To the Stockholders and Board of Directors of The Leslie Fay Company, Inc.:

We have audited the accompanying consolidated balance sheets of The Leslie Fay Company, Inc. (a Delaware corporation and formerly The Leslie Fay Companies, Inc.) and subsidiaries as of January 2, 1999 and January 3, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal year ended January 2, 1999, the thirty-one weeks ended January 3, 1998, the twenty-two weeks ended June 4, 1997, and the fiscal year ended December 28, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Leslie Fay Company, Inc. and subsidiaries as of January 2, 1999 and January 3, 1998 and the results of their operations and their cash flows for the fiscal year ended January 2, 1999, the thirty-one weeks ended January 3, 1998, the twenty-two weeks ended June 4, 1997, and the fiscal year ended December 28, 1996 in conformity with generally accepted accounting principles.

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


/s/ Arthur Andersen LLP


New York, New York
March 1, 1999, except with respect to Notes 2 and 10 as to which the date is March 5, 1999 and
Note 7 as to which the date is March 29, 1999

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                 January 2,             January 3,
                                ASSETS                             1999                   1998
                                                                 ----------             ---------


Current Assets:
    Cash and cash equivalents.....................................    $ 946                $18,455
    Restricted cash and cash equivalents..........................    3,267                  1,358
    Restricted short term investments.............................       --                  2,989
    Accounts receivable net of allowances for possible losses of
       $6,825 and $3,236, respectively............................   16,172                  9,747
    Inventories...................................................   38,627                 26,701
    Prepaid expenses and other current assets.....................      970                    807
                                                                    -------                -------

       Total Current Assets......................................    59,982                 60,057
    Property, plant and equipment, at cost, net of accumulated
       depreciation of $409 and $14, respectively................     2,781                    845
     Excess of purchase price over net assets acquirednet of
       accumulated amortization of $50 and $-0-, respectively....     4,490                     --
    Deferred charges and other assets............................       551                    149
                                                                    -------                -------
    Total Assets................................................    $67,804                $61,051
                                                                    =======                =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Short term debt.............................................    $ 1,162               $     --
    Accounts payable............................................     12,070                 11,530
    Accrued expenses and other current liabilities..............      7,486                  4,542
    Accrued expenses and other current confirmation liabilities.      3,267                  4,347
    Income taxes payable........................................        371                     25
    Current portion of capitalized leases.......................         48                    160
                                                                     ------                 ------
       Total Current Liabilities................................     24,404                 20,604


    Excess of revalued net assets  acquired over equity  under freshstart reporting, net of accumulated amortization
         of $7,239 and $2,667, respectively....................       6,469                 11,041
    Long term debtcapitalized leases...........................          17                     49
    Deferred liabilities.......................................         477                    143
                                                                     ------                 ------
    Total Liabilities..........................................      31,367                 31,837
                                                                     ------                 ------
Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.01 par value; 500 shares authorized, no
     shares issued and outstanding.............................          --                     --
Common stock, $.01 par value; 20,000 and 9,500 shares
     authorized, respectively; 6,858 and 6,800 shares issued,
     respectively..............................................          69                     68
 Capital in excess of par value................................      28,824                 25,837
  Retained earnings............................................      12,167                  3,309
                                                                    -------                -------
    Subtotal...................................................      41,060                 29,214
 Treasury stock, at cost; 817 and 0 shares, respectively.......       4,623                     --
    Total Stockholders' Equity.................................     -------                -------
                                                                     36,437                 29,214
                                                                    -------                -------
 Total Liabilities and Stockholders' Equity....................     $67,804                $61,051
                                                                    =======                =======

           The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.
                                      F-3

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                                                        Reorganized Company                 Predecessor Company
                                                                  ------------------------------------------------------------------
                                                                                                    |
                                                                   Fifty-Two         Thirty-One     |   Twenty-Two     Fifty-Two
                                                                   Weeks Ended      Weeks Ended     | Weeks Ended     Weeks Ended
                                                                    January 2       January 3,      |   June 4,       December 28,
                                                                     1999              1998         |     1997           1996
                                                                  --------------   -------------    | -------------   ------------
Net Sales..............................................             $152,867            $73,091     |      $197,984       $429,676
Cost of Sales..........................................              115,547             58,719     |       147,276        331,372
                                                                   ---------            -------     |      --------       --------
   Gross profit........................................               37,320             14,372     |        50,708         98,304
                                                                   ---------            -------     |      --------       --------
Operating Expenses:                                                                                 |
   Selling, warehouse, general and                                                                  |
         administrative expenses.......................               28,076             13,299     |        35,459         79,570
   Noncash stock based compensation....................                1,724                351     |            --             --
   Depreciation and amortization expense...............                  406                 14     |         2,090          4,654
                                                                   ---------           --------     |      --------       --------
         Total operating expenses......................               30,206             13,664     |        37,549         84,224
   Other (income)......................................               (1,334)              (947)    |        (1,196)        (3,885)
                                                                                                    |
   Amortization of excess revalued net assets acquired                                              |
         over equity...................................               (4,572)            (2,667)    |            --             --
                                                                   ---------            -------     |      --------       --------
   Total operating expenses, net.......................               24,300             10,050     |        36,353         80,339
                                                                   ---------            -------     |      --------       --------
   Operating income....................................               13,020              4,322     |        14,355         17,965
Interest and Financing Costs (excludes contractual                                                  |
         interest of $-0-, $-0-, $7,513, and $18,031,                                               |
         respectively).................................                  950                336     |         1,372          3,932
                                                                   ---------            -------     |      --------       --------
   Income before reorganization costs, taxes, gain                                                  |
             on sale, freshstart revaluation and                                                    |
             extraordinary item........................               12,070              3,986     |        12,983         14,033
Reorganization Costs...................................                   --                 --     |         3,379          5,144
                                                                    --------            --------    |      --------        -------
   Income before taxes, gain on sale, freshstart                                                    |
       revaluation and extraordinary item..............               12,070              3,986     |         9,604          8,889
                                                                                                    |
Provision (benefit) for taxes..........................                3,212                677     |           451           (839)
                                                                    --------           --------     |      --------        -------
   Net Income before gain on sale, freshstart                                                       |
       revaluation and extraordinary item                              8,858              3,309     |         9,153          9,728
                                                                                                    |
 Gain on  disposition  of  Sassco  Fashions  line  (net of                                          |
   $3,728 of income taxes),  loss on revaluation of assets                                          |
   pursuant  to  adoption  of  freshstart  reporting  and                                           |
   extraordinary gain on debt discharge                                   --                 --     |       136,341            --
                                                                    --------           --------     |    ----------    -----------
   Net Income ........................................                $8,858             $3,309     |      $145,494         $9,728
                                                                 ===========        ===========     |    ==========    ===========
   Net Income  per Share -Basic.......................                 $1.35              $0.49     |        *               $0.52
                                                                 ===========        ===========     |    ==========    ===========
                         -Diluted.....................                 $1.31              $0.48     |        *               $0.52
                                                                 ===========        ===========     |    ==========    ===========
Weighted Average Shares Outstanding - Basic...........             6,553,637          6,800,000     |        *          18,771,836
                                                                 ===========        ===========     |    ==========    ===========
                                    - Diluted.........             6,777,614          6,917,130     |        *          18,771,836
                                                                 ===========        ===========     |    ==========    ===========


*Earnings per share is not presented for the twenty-two weeks ended June 4, 1997 because such presentation would not be meaningful. The old stock was canceled under the plan of reorganization and the new stock was not issued until the consummation date.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.



                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)
                                                                                                  Accumu-
                                                                                                  lated       Total
                                                                                                  Other       Stock-      Total
                                      Common Stock       Capital in            Treasury Stock     Compre-     holders'    Compre-
                                -----------------------  Excess of   Retained  -----------------  hensive    (Deficit)    hensive
                                Shares        Par Value  Par Value   Earnings  Shares     Amount  Income      Equity      Income
                                ----------------------------------------------------------------------------------------------------


Balance at December 30, 1995       20,000,000   $20,000   $49,012   ($211,833) 1,228,164  ($12,966) ($121) ($155,908)

Comprehensive Income

   Net Income                              --        --        --       9,728         --        --     --      9,728      $9,728
   Deferred Pension
         Liability Write-Off               --        --        --          --         --        --    214        214         214
   Foreign Currency
         Translation Adjustments           --        --        --          --         --        --    488        488         488
                                                                                                                     -----------
Total Comprehensive Income                                                                                               $10,430
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1996       20,000,000   $20,000   $49,012   ($202,105) 1,228,164  ($12,966)  $581  ($145,478)

Comprehensive Income
   Net Income                             --        --        --      145,494         --        --     --    145,494    $145,494
                                                                                                                     -----------
   Revaluation Adjustment                  --        --        --      56,611         --        --     --     56,611
   Extinguishment of Old Stock    (20,000,000)  (20,000)  (49,012)         -- (1,228,164)   12,966   (581)   (56,627)
   New Stock Issuance               3,400,000        34    24,966          --         --        --     --     25,000
   As previously reported
      2-for-1 stock split
      effective July 1, 1998        3,400,000        34       (34)         --         --        --     --         --
                                    ---------   -------   -------   ---------  ---------   -------   ----    -------
Reorganized as of June 4, 1997      6,800,000       $68   $24,932        $ --         --       $--    $--    $25,000
================================================================================================================================

Balance at June 4, 1997             6,800,000       $68   $24,932        $ --         --       $--    $--   $25,000

   Net Income                              --        --        --       3,309         --        --     --     3,309     $3,309
                                                                                                                     ---------
   Use of PreConsummation
       Deferred Taxes                      --        --       554          --         --        --     --       554
   SFAS No. 123  Stock
       Option Compensation                 --        --       351          --         --        --     --       351
--------------------------------------------------------------------------------------------------------------------------------
Balance at January 3, 1998          6,800,000       $68   $25,837       $3,309        --      $ --   $ --   $29,214

   Net Income                              --        --        --        8,858        --        --     --    8,858      $8,858
                                                                                                                     ---------
   New Stock Issuance                  58,238         1       231           --        --        --     --      232
   Treasury Stock Repurchase               --        --        --           --   817,100    (4,623)    --   (4,623)
   Use of PreConsummation
       Deferred Taxes                      --        --     1,084           --        --        --     --    1,084
   SFAS No. 123 Stock
       Option Compensation                 --        --     1,672           --        --        --     --    1,672
================================================================================================================================

Balance at January 2, 1999          6,858,238       $69   $28,824      $12,167   817,100   ($4,623)  $ --  $36,437


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.



                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                           Reorganized         |               Predecessor
                                                                            Company            |                  Company
                                                                -------------------------------|     -------------------------------
                                                                    Fifty-Two    Thirty-One    |      Twenty-Two        Fifty-Two
                                                                   Weeks Ended   Weeks  Ended  |     Weeks Ended      Weeks Ended
                                                                   January 2,     January 3,   |        June 4,        December 28,
                                                                      1999         1998        |        1997             1996
                                                                -------------------------------|     -------------------------------
                                                                                               |
                                                                                               |
Cash Flows from Operating Activities:                                                          |
   Net income .............................................            $8,858    $3,309        |    $145,494           $9,728
   Adjustments to reconcile net income to net cash (used in)                                   |
     provided by operating activities:                                                         |
     Depreciation and amortization.........................               445        14        |       2,222            4,971
     Amortization of excess net assets acquired over equity            (4,572)   (2,667)       |          --               --
     Deferred taxes........................................                --        --        |          --          (1,103)
     Provision for possible losses on accounts receivable..              (22)      (182)       |         199              433
     Provision for stock based compensation and stock option                                   |
          grants...........................................             1,724       351        |          --               --
     Gain on sale of fixed assets..........................                --        --        |        (347)              --
     Changes in assets and liabilities, net of impact of acquisition:                          |
       Restricted short-term investments...................             2,989    (2,989)       |          --               --
       Accounts receivable.................................            (8,155)    6,845        |       (1,248)         (9,296)
       Inventories.........................................           (10,354)   (7,586)       |       25,538          (5,600)
       Prepaid expenses and other current assets...........              (148)      377        |          (66)          1,950
       Income taxes refundable.............................                --        --        |          --           10,345
       Deferred charges and other assets...................              (402)     (149)       |         125            1,263
       Accounts payable, accrued expenses and other current                                    |
           liabilities.....................................               359    (6,544)       |      (4,167)         (11,860)
       Income taxes payable................................               346      (806)       |      (1,515)            (395)
       Deferred liabilities................................               334       143        |         374              470
     Changes due to reorganization activities:                                                 |
       Gain on disposition of Sassco Fashions line, fresh-start                                |
          revaluation and extraordinary gain on debt discharge             --        --        |    (136,341)              --
       Reorganization costs................................                --        --        |       3,379            5,144
       Payment of reorganization costs.....................                --        --        |        (917)          (7,757)
       Use of pre-consummation deferred taxes..............             1,084       554        |          --               --
                                                                  ----------------------       |    ----------------------------
                Total adjustments..........................           (16,372)  (12,639)       |    (112,764)         (11,435)
                                                                  ----------------------       |    ----------------------------
        Net cash (used in) provided by operating activities            (7,514)   (9,330)       |      32,730           (1,707)
                                                                  ----------------------       |    ----------------------------
Cash Flows from Investing Activities:                                                          |
   Capital expenditures....................................            (2,331)     (859)       |      (3,731)          (8,640)
   Net cash paid for acquisition...........................            (1,250)       --        |          --               --
   Treasury stock repurchase...............................            (4,623)       --        |          --               --
   Proceeds from sale of assets............................                --        --        |         467               --
   Proceeds from sale of Castleberry.......................                --        --        |         600               --
   Cash paid to sell/transfer the Sassco Fashions line.....                --        --        |     (10,963)              --
                                                                 ----------------------        |   ----------------------------
      Net cash (used in) investing activities.............             (8,204)     (859)       |     (13,627)          (8,640)
                                                                 ----------------------        |   ----------------------------
Cash Flows from Financing Activities:                                                          |
   Proceeds from borrowings, net ..........................             1,162        --        |          --               --
   Proceeds from new stock issuance and options                                                |
     exercised.............................................               180        --        |          --               --
   Repayment of capital leases ............................              (144)     (135)       |          --               --
   Payment of obligations under Plan of Reorganization.....            (1,080)  (10,943)       |          --               --
                                                                 ----------------------        |   ----------------------------
      Net cash provided by (used in) financing activities..               118   (11,078)       |          --               --
                                                                 ----------------------        |   ----------------------------
   Net (decrease) increase in cash and cash equivalents....           (15,600)  (21,267)       |       19,103          (10,347)
                                                                 ----------------------        |   ----------------------------
   Cash and cash equivalents, at beginning of period.......            19,813    41,080        |       21,977           32,324
                                                                 ----------------------        |   ----------------------------
   Cash and cash equivalents, at end of period.............            $4,213   $19,813        |      $41,080          $21,977
                                                                 ======================        |   ============================

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation and Organization:

         The consolidated financial statements included herein have been prepared by The Leslie Fay Company, Inc. (formerly The Leslie Fay Companies, Inc.) and subsidiaries (The Leslie Fay Company, Inc. being sometimes individually referred to, and together with its subsidiaries collectively referred to, as the "Company" as the context may require), in accordance with generally accepted accounting principles. The Company's fiscal year ends on the Saturday closest to December 31st. The fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996 included 52, 53 and 52 weeks, respectively.

         As a result of the consummation of the Joint Plan of Reorganization (the "Plan" - see Note 2) and the adoption of fresh-start reporting under the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company's results for the twenty-two weeks ended June 4, 1997 reflect the effects of the adoption of fresh-start reporting and consummation of the Plan. The significant fresh-start reporting adjustments are summarized in
Note 2.

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

         On October 31, 1995, the Debtors and the Committee of Unsecured Creditors (the "Creditors Committee") filed the Plan pursuant to Chapter 11 of the Bankruptcy Code. The Plan was subsequently amended on March 13, 1996, December 5, 1996, February 3, 1997 and February 28, 1997. On December 5, 1996, the Debtors filed a Disclosure Statement for the Amended Joint Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Disclosure Statement"), which was also subsequently amended on February 3, 1997 and February 28, 1997. The Plan provided for, among other things, the separation of the Debtors' estates and assets into two separate reorganized entities. Under the Plan, stockholders of the Company would not retain or receive any value for their interest. The Debtors obtained Bankruptcy Court approval of the Disclosure Statement on February 28, 1997. The Plan was approved by the creditors and on April 21, 1997, the Bankruptcy Court confirmed the Plan. The total number of claims, after resolution of the claims objection process, approximated 4,300 and the claims' value aggregated approximately $338,000,000.

         On June 4, 1997 (the "Consummation Date"), the Plan was consummated by the Company 1) transferring the equity interest in both the Company and Sassco Fashions, Ltd. ("Sassco"), which changed its name to Kasper A.S.L., Ltd. on November 5, 1997, to its creditors in exchange for relief from the aggregate amount of the claims estimated at $338,000,000; 2) assigning to certain creditors the ownership rights to notes aggregating $110,000,000 payable by Sassco; and 3) transferring the assets (including $10,963,000 of cash) and liabilities of the Company's Sassco Fashions product line to Sassco and the assets and liabilities of its Dress and Sportswear product lines to three wholly-owned subsidiaries of the Company. In addition, the Company retained approximately $41,080,000 in cash of which $23,580,000 was to pay administrative claims as defined in the Plan. As provided for in the Plan, the Company issued seventy-nine (79%) percent of its 6,800,000 new shares to its creditors in July 1997. The remaining twenty-one (21%) percent was issued, but was held back by the Plan Administrator pending the resolution of certain litigation before the Bankruptcy Court. During the period of February 15, 1999 through March 5, 1999 approximately 1,250,000 shares were distributed representing 88% of the previously undistributed shares. The existing stockholders of the Company at June 4, 1997 did not retain or receive any value for their equity interest in the Company.

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

         The significant fresh-start reporting adjustments are summarized as follows:

         1. Cancelation of the old common stock pursuant to the Plan against the accumulated deficit.

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

3.   Summary of Significant Accounting Policies:

(a)  Business -

         The Company is principally engaged in the design, manufacture and sale of diversified lines of women's apparel. The Company's products focus on career, social occasion and evening clothing. The Company currently operates in one line of business - women's apparel. The operations of the Company are directed principally by the Chief Executive Officer, with the consensus of the management team and Board of Directors.

         The Company utilizes a common support platform for the management of its operations, consisting of uniform distribution, inventory, management strategies and marketing approaches, as well as a shared financial and accounting organization and universal information systems. All business is domestic in nature with no sales outside the U.S. Accordingly, there are no specific operating and geographic segment disclosures, pursuant to Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," other than the consolidated financial position and results of operations.

(b)  Principles of Consolidation -

         The  consolidated  financial  statements  include  the  accounts of the
Company  and  its  subsidiaries.   All  significant  intercompany  balances  and
transactions have been eliminated in consolidation.

(c)  Cash Equivalents and Short Term Investments -

         All highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents. The carrying amount of cash equivalents approximates fair value. At January 2, 1999, $3,267,000 of restricted cash, included within cash equivalents on the consolidated statement of cash flows, will be used to pay administrative claims as defined in the Plan. At January 3, 1998, short term investments consisted of a one year U.S. Treasury Note which matured on June 30, 1998. This note was held to maturity and was valued at cost.

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

Maintenance and repairs are charged to earnings as incurred. For financial statement purposes, depreciation and amortization are computed utilizing the straight-line method over the estimated useful lives of the assets.

(f)  Excess of Purchase Price Over Net Assets Acquired -

         The excess of purchase price over net assets acquired first arose in connection with the 1984 leveraged buyout of The Leslie Fay Company (a predecessor company of The Leslie Fay Companies, Inc.) and was allocated based upon the applicable product line's proportionate contribution to pretax income. The asset was amortized on a straight-line basis, primarily over a forty-year period. On June 4, 1997, in connection with fresh-start reporting requirements the remaining asset of $10,366,000 and the related $3,106,000 of accumulated amortization were written-off as part of the revaluation adjustments (see Note
2). In 1996, the Company determined the excess purchase price over net assets acquired of its Castleberry product line was no longer recoverable based on an offer to purchase the Castleberry product line in the fourth quarter. Therefore, the Company recognized reorganization charges of $652,000 to write-down a portion of the excess purchase price over net assets acquired, which the Company believed would be unrecoverable in accordance with SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

         The excess of purchase price over net assets acquired of $4,490,000 as of January 2, 1999 resulted from the acquisition by the Company of certain specific assets and liabilities of The Warren Apparel Group Ltd. on October 27, 1998, (see Note 4). The asset is being amortized on a straight-line basis over a fifteen year period. The Company incorporated those assets acquired, relating to better priced day, social and evening occasion dresses, into the Dress Product Line.

(g) Excess of Revalued Net Assets Acquired over Equity under Fresh-Start Reporting -

         Upon consummation of the Plan, the Company revalued its assets and liabilities in accordance with the purchase method of accounting. The revalued net assets under fresh-start reporting exceeded the equity value of the Company by $13,708,000. This negative goodwill amount is being amortized over a three year period.

(h)  Income Taxes -

         The Leslie Fay Company and its subsidiaries file a consolidated Federal income tax return and record their tax expense and liabilities under the liability method (see Note 8). Under this method, any deferred income taxes recorded are provided for at currently enacted statutory rates based on the differences in the basis of assets and liabilities for tax and financial reporting purposes. If recorded, deferred income taxes are classified in the balance sheet as current or non-current based upon the underlying asset or liability.

         No provision has been made for Federal income taxes on approximately $24,200,000 of foreign earnings of subsidiaries, repatriated as a part of the Plan as of June 4, 1997, as the Company's net operating loss carryforward was utilized to offset the repatriation.

(i)  Net Income  Per Share -

         Net income per share is based on the weighted average common shares outstanding and the common stock equivalents that would arise from the exercise of stock options, if dilutive in accordance with SFAS No. 128 - "Earnings Per Share." Basic earnings per share represents net income divided by the weighted average shares outstanding. Diluted earnings per share represents net income divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards, if dilutive, using the treasury stock method.

         For the year ended January 2, 1999 and the thirty-one weeks ended January 3, 1998, the basic weighted average common shares outstanding is 6,553,637 and 6,800,000, respectively. The weighted average shares outstanding assuming dilution is 6,777,614 and 6,917,130 as of January 2, 1999 and January 3, 1998, respectively. The differences of 223,977 and 117,130, respectively, relate to incremental shares issuable relating to dilutive stock options calculated using the treasury stock method.

(j)  Prior Years' Reclassification -

         Certain  items  previously   reported  in  specific   captions  in  the
accompanying consolidated financial statements have been reclassified to conform with the current year's presentation.

(k) Use of Estimates -

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

4.    Acquisitions:

     On October 27, 1998, the Company purchased certain assets of The Warren Apparel Group Ltd. ("Warren"). Warren was a privately owned wholesaler of women's career, social occasion and evening dresses sold in department and specialty stores nationwide primarily under the "David Warren", "DW3", "Warren Petites", "Reggio" and "Rimini" brands. These brands were merged into the Company's Dress Product Line. The Company received all rights and ownership of the trademarks related to the brand names listed above as part of the transaction. This transaction generated an excess of purchase price over net assets acquired of $4,540,000 which the Company elected to amortize over a fifteen year period ending October 2013.

         The Company financed the acquisition of Warren through operating cash flow, and a non-interest bearing note to the former owners of Warren, amounting to $834,000, which is payable over one year. The Warren acquisition has been accounted for as a purchase, and, accordingly, the operating results of Warren have been included in the Company's consolidated financial statements since the date of the acquisition. The purchase price allocation is preliminary and is subject to refinement during fiscal 1999.

The preliminary purchase price allocation as of January 2, 1999 is as follows:

                                                             (In thousands)
Payment for purchase of Warren assets:
     Cash paid at closing                                      $1,250
     Note to Warren shareholders                                  834
     Price adjustment due the Company                            (497)
Assumed liabilities                                             2,192
Acquisition and integration costs and reserves                  1,798
                                                                -----
Total purchase price                                           $5,577

Fair value of assets acquired, primarily inventory             (1,037)
                                                              -------

Excess of purchase price over net assets acquired              $4,540
                                                               ======



     The following summarized unaudited pro forma combined results of operations for the fifty-three week period ended January 3, 1998 has been prepared assuming the Warren Acquisition occurred at the beginning of fiscal 1997. The Company has not yet received the information from the former owners of the Warren businesses to compute the 1998 pro forma combined results. However, unaudited combined net sales for the fifty-two weeks ended January 2, 1999 were $182,701,000.


     The unaudited pro forma information also assumes that the consummation of the Plan and resulting fresh start adjustments occurred as of the beginning of fiscal 1997 and, as a result, excludes the operations of all of the businesses disposed of as a part of the Reorganization. The pro forma information is provided for informational purposes only and does not contain estimates of synergies which management believes would have occurred upon consolidation. It is based on historical information, as well as certain assumptions and estimates, and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined company:
                                           (In thousands, except per share data)
                                                          Unaudited
                                                          ---------

Net sales                                                  $166,598
Net income                                                    6,170
Net income per share:
   - Basic                                                    $0.91
   - Diluted                                                  $0.90

5.   Inventories:

         Inventories consist of the following:

                                     January 2,      January 3,
                                        1999            1998
                                        ----            ----
(In thousands)

Raw materials                          $10,763         $9,638
Work in process                          2,613          4,540
Finished goods                          25,251         12,523
                                      --------       --------
   Total inventories                  $ 38,627       $ 26,701
                                      ========       ========



6.   Property, Plant and Equipment:

         Property, plant and equipment consist of the following:


                                           January 2,   January 3,   Estimated
                                              1999         1998      Useful Life
                                              ----         ----      -----------
In thousands)


Machinery, equipment and fixtures             $2,651      $ 284     5-10 years
Leasehold improvements                           238         38     Various
Construction in progress                         301        537      N/A
                                           ---------     ------
   Property, plant and equipment, at cost      3,190        859
Less: Accumulated depreciation and
amortization                                   (409)        (14)
                                           ---------     ------
Total property, plant and
  equipment, net                           $   2,781     $  845
                                           =========     =======

7.   Debt:

(a) CIT Credit Agreement -

         On June 2, 1997, in preparation for the consummation of the Plan, a wholly-owned subsidiary of the Company entered into a two-year financing agreement (the "CIT Credit Agreement") with CIT which was amended on October 27, 1998 to extend the agreement through June 2, 2001 to provide direct borrowings and to issue letters of credit on the Company's behalf. Direct borrowings bear interest at prime minus .25% (7.75% at January 2, 1999) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. The Company had a net borrowing availability under the CIT Credit Agreement of $28,949,000 on January 2, 1999 and peak borrowing during the fiscal year ended January 2, 1999 was $3,734,000. There were $328,000 in direct borrowings outstanding under the CIT Credit Agreement and approximately $8,099,000 was committed under unexpired letters of credit as of January 2, 1999.

         The CIT Credit Agreement has been modified four times through March 29, 1999, to adjust for changes relating to the Company's consolidated balance sheet as it exited from bankruptcy, reflecting associated "fresh start" accounting adjustments, increasing the level of capital expenditures to support the Company's growth and Year 2000 requirements, allowing the Warren acquisition, permitting the Company's stock buy-back program, extending the CIT Credit Agreement and increasing the Company's credit line and reducing borrowing costs, and allowing the early termination of the CIT Credit Agreement at the option of the Company. Key modifications include:

         The committed credit line has been increased to $42,000,000 from $30,000,000. The sub-limit on letters of credit has also been increased from $20,000,000 to $25,000,000. The limit on inventory based collateral has been raised from $12,000,000 to $15,000,000.

         The interest rate on direct borrowings has been reduced from prime plus 100 basis points to prime less 25 basis points.

         The Company may repurchase its stock or pay dividends up to an amount of $10,000,000. As of January 2, 1999, approximately $5,400,000 of this amount remains available.

         Covenants related to capital expenditures, minimum ratio of consolidated current assets to consolidated current liabilities, minimum consolidated tangible net worth and minimum consolidated working capital have been set at levels appropriate for normal business conditions and the Company's existing stock repurchase program.

         The Company may, with CIT's approval, acquire new businesses.

         The Company may terminate the CIT Credit Agreement early.

         The CIT Credit Agreement, as amended, contains certain reporting requirements, as well as financial and operating covenants related to capital expenditures, minimum tangible net worth, maintenance of a current assets to current liabilities ratio, an interest to earnings ratio and the attainment of minimum earnings. As collateral for borrowing under the CIT Credit Agreement, the Company has granted to CIT a security interest in substantially all of its assets. In addition, the CIT Credit Agreement contains certain restrictive covenants, including limitations on the incurrence of additional liens and indebtedness. The Company is currently in compliance with or has obtained the necessary waivers for all requirements contained in the CIT Credit Agreement.

         The Company initially paid $150,000 in commitment and related fees in connection with the credit facility which was written-off as part of fresh-start reporting and paid another $250,000 in commitment fees in June 1997. These fees are being amortized as interest and financing costs over the two years of the original CIT Credit Agreement.


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

         The Company incurred $473,000 and $1,234,000, respectively, in commitment and related fees in connection with the credit facilities for the twenty-two and fifty-two weeks ended June 4, 1997 and December 28, 1996. These fees were amortized as interest and financing costs over the terms of the respective agreements.

         Interest  was  not  accrued  during  the  periods   presented  for  the
pre-petition debt obligations, as the Company did not believe it would be required to pay it under the Bankruptcy laws.

(c) Short-Term Notes Payable -

         Partial payment for the assets acquired from The Warren Apparel Group, Ltd. (see Note 4) was made in the form of a short-term note payable in the amount of $834,000. Payment is due on this note in four equal quarterly installments ending on October 27, 1999.

8.   Income Taxes:

         For the fifty-two, thirty-one, twenty-two and fifty-two weeks ended January 2, 1999, January 3, 1998, June 4, 1997 and December 28, 1996, respectively, the Company recognized the following tax provision (benefit).

                                                     (In thousands)

                              Fifty-Two       Thirty-One    Twenty-Two Weeks   Fifty-Two
                              Weeks Ended      Weeks Ended    Weeks Ended      Weeks Ended
                              January 2,       January 3,       June 4,        December 28,
                                 1999            1998            1997              1996
                              ------------    ------------ |  ----------------   ------------
                                                           |
Current:                                                   |
             Federal            $ 1,851          $ 460     |        $ 1,400            $ 130
             State                  733            217     |          2,428               39
             Foreign                 --             --     |            351               95
                                -------        -------     |       --------         --------
                                  2,584            677     |          4,179              264
                                -------        -------     |       --------         --------
Deferred:                                                  |
                                                           |
             Federal             ( 334)             --     |             --               --
             State               ( 122)             --     |             --               --
             Foreign                --              --     |             --           (1,103)
                                -------        -------     |       --------         --------
                                 ( 456)             --     |             --           (1,103)
Deferred NonCash                                           |
PreEmergence Tax Provision:                                |
                                                           |
             Federal               675              --     |             --               --
             State                 409              --     |             --               --
                               -------         -------     |       --------         --------
                                 1,084              --     |             --               --
                               -------         -------     |       --------         --------
                                                           |
Total tax provision (benefit)for                           |
income taxes                     3,212             677     |          4,179             (839)
Less: Taxes on sale                                        |
of Sassco Fashions line             --              --     |         (3,728)              --
                               -------         -------     |        --------         --------
Tax provision (benefit)                                    |
for income taxes                $3,212            $677     |           $451            ($839)
                               =======         =======     |       ========         ========

         As a consequence of the adoption of fresh-start reporting and SFAS No. 109, any tax benefits realized after the Consummation Date pertaining to pre-consummation temporary differences, as well as for the pre-consummation net operating loss carryforwards, are reported as additions to paid-in capital rather than as reductions in the tax provision.

         The reconciliation between the Company's effective income tax rate and the statutory Federal income tax rate is as follows:

                            Fifty-Two    Thirty-One    Twenty-Two     Fifty-Two
                           Weeks Ended  Weeks Ended   Weeks Ended   Weeks Ended
                           January 2,    January 3,     June 4,     December 28,
                              1999         1998           1997          1996
                           -----------  -----------  | -----------  ------------
                                                     |
                                                     |
Effective Tax Rate            26.6%        17.0%     |      2.8%           9.4%
                                                     |
Net state tax                ( 5.6%)       (5.4%)    |    ( 1.3%)         (0.3%)
Net foreign tax                 --           --      |    ( 0.2%)         11.3%
Intangibles                   12.9%        23.4%     |       --           (7.1%)
Utilization of net operating                         |
  losses                        --           --      |       35%          23.2%
Other                          0.1%          --      |     (1.3%)         (1.5%)
                           --------     -------      |  --------       --------
Federal statutory rate        34.0%        35.0%     |     35.0%          35.0%
                           ========     ========     |  ========       ========



         The amounts comprising the temporary differences, characterized by the difference between financial statement carrying values and the tax basis of balance sheet elements, at the end of the respective periods are as follows:

                                                       (In thousands)

                                              January 2,          January 3,
                                                1999                 1998
                                              ---------           ---------

Customer reserves and allowances              $ 6,620             $ 4,108
Depreciation                                   14,487               6,713
Inventory                                       5,240               2,553
Worker's compensation
   insurance                                      181                 572
Vacation pay accrual                              646                 490
Other                                           3,106                 608
                                             --------            --------
Total temporary differences                   $30,280            $ 15,044
                                             ========            ========

Tax effect of temporary differences          $ 12,718              $5,265
Valuation allowance                           (12,718)             (5,265)
                                             --------            --------
Deferred tax assets recognized               $     --            $     --
                                             ========            ========

         At June 4, 1997 approximately $50,000,000 of consolidated net operating losses were available to reduce future taxable income through fiscal year 2011. However, the utilization of such losses is subject to an annual limitation as set forth in Internal Revenue Code Section 382. The maximum amount of net operating losses that may be utilized by the Company in any period is annually limited to $1,500,000. As of January 2, 1999, the remaining aggregate loss utilization limitation through fiscal year 2011 is approximately $19,500,000. As such, the NOL available to the Company, after taking into account the aforementioned limitation, is $19,500,000 as of January 2, 1999. A full valuation reserve has been established for the deferred tax asset associated with the net operating loss carryforwards.

9.   Commitments and Contingencies:

(a)  Leases -

         The Company rents real and personal property under leases expiring at various dates through 2008. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses. Total rent expense charged to operations for the fifty-two, thirty-one, twenty-two and fifty-two weeks ended January 2, 1999, January 3, 1998, June 4, 1997 and December 28, 1996, amounted to $2,540,000, $1,365,000, $4,599,000 and $8,007,000, respectively. All capital lease assets were written-off under fresh-start reporting (see Note 2).

         Minimum annual rental commitments under operating and capitalized leases in effect at January 2, 1999 are summarized as follows:

                                                                   Capitalized
             Fiscal                  Real         Equipment           Equipment
             Years                  Estate       & Other    (including interest)
             ------                 ------       ---------- --------------------

                                                   (In thousands)

             1999                      $ 2,185      $  263              $   54
             2000                        2,284         209                  18
             2001                        2,025         177                  --
             2002                        1,811          --                  --
             2003                        2,013
             2004 and thereafter        10,154          --                  --
                                       -------      --------           --------

     Total minimum lease payments      $20,472      $  649              $   72
                                       =======      =========          ========

(b)  Legal Proceedings -

         As discussed in Notes 1 and 2, on the Filing Dates the Company and several of its subsidiaries filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code in April 1993. By an order dated April 21, 1997 (the "Confirmation Order"), the Bankruptcy Court confirmed the Plan. The Plan was consummated on June 4, 1997. Certain alleged creditors who asserted age and other discrimination claims against the Company and whose claims were expunged (the "Claimants") pursuant to an Order of the Bankruptcy Court (see below) appealed the Confirmation Order to the United States District Court for the Southern District of New York. The Company moved to dismiss the appeal from the Confirmation Order and the motion was granted and the appeal was dismissed. An appeal to the United States Court of Appeals for the Second Circuit from the Order dismissing the appeal taken by the Claimants subsequently was withdrawn, without prejudice, and may be refiled in the future. In addition, the Claimants and two other persons commenced an adversary proceeding in the Bankruptcy Court to revoke the Confirmation Order. The Company has moved to dismiss the adversary proceeding to revoke the Confirmation Order and that motion has been fully briefed, but has not yet been argued to the Bankruptcy Court.

         The Claimants, who are former employees of the Company and who were discharged prior to the filing of the Chapter 11 cases, asserted age and other discrimination claims, including punitive damage claims against the Company in the approximate aggregate sum of $80 million. Following a trial on the merits, the Bankruptcy Court expunged and dismissed those claims in their entirety. The Claimants appealed that decision to the United States District Court for the Southern District of New York, and on July 17, 1998, that Court affirmed the decision of the Bankruptcy Court. The Claimants have taken a further appeal to the United States Court of Appeals for the Second Circuit, and that appeal is in the process of being briefed.

         Five of the Claimants in the above-described appeal commenced an action alleging employment discrimination against certain former officers and directors of the Company in the United States District Court for the Southern District of New York. The Court dismissed all of the causes of action arising under federal and state statutes, and the only remaining claims are those arising under the New York City Human Rights Law. Discovery is complete and it is expected that a summary judgement motion will be filed by the defending officers and directors after a final order has been entered in the above-described Bankruptcy Court matter.

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

         On February 23, 1996, Albert Nipon and American Pop Marketing Group, Inc. commenced an action against the Company in the United States Bankruptcy Court, Southern District of New York, seeking, inter alia, a declaratory judgment with respect to the use of the Company's "Albert Nipon" trademark and tradename. The Company asserted counter claims. On December 23, 1997, the Court ruled in favor of the Company finding the plaintiffs in violation of the Federal and New York trademark statutes and of unfair competition under common law. The parties have settled the litigation without cost to the Company.

(c)  Management Agreements -

         The Company entered into two and three year  management  contracts with
several   officers  and  key  employees  with  annual  salaries  of  $2,564,000,
$2,208,000 and $2,035,000 for fiscal 1999, 2000 and 2001, respectively.

(d)  Concentrations of Credit Risk -

         Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the retail apparel business. For the fifty-two weeks ended January 2, 1999, three customers accounted for 30%, 11% and 9% of the Company's sales. For the fifty-three weeks ended January 3, 1998, excluding the Sassco Fashion and Castleberry product lines, three customers of the continuing Leslie Fay business accounted for 33%, 12% and 8% of the reorganized Company's sales. The Company has established an allowance for possible losses based upon factors surrounding the credit risk of specific customers, historical trends and other information.

         On June 2, 1997 the Company entered into a factoring agreement with CIT, whereby CIT provides a guarantee of collection for all shipments approved by CIT. Under the factoring agreement these receivables are purchased by CIT. On January 2, 1999 the Company's accounts receivable included $14,915,000 due from CIT, net of reserves.

10.      Stockholders' Equity

         The authorized common stock of the reorganized Company consists of 20,000,000 shares of common stock with a par value of $.01 per share. On June 3, 1998, the Company's Board of Directors approved a two-for-one common stock split. As a result of the split, the stockholders received one additional share of common stock for each one they held as of June 17, 1998. The par value remained $.01 per share. The Consolidated Financial Statements and financial information contained elsewhere in this report have been adjusted to retroactively reflect the effects of the common stock split for all periods presented. At June 4, 1997, 6,800,000 shares, adjusted retroactively for the stock split, were issued and outstanding and were being held by the plan administrator in trust. In July 1997, 5,372,000 (79%) of the shares were distributed. During the period from February 15, 1999 through March 5, 1999, approximately 1,250,000 (88%) of the remaining shares were distributed. The remaining shares are being held back by the plan administrator until the final disputed claims are settled before the Bankruptcy Court. The old common stock was extinguished prior to emergence from bankruptcy on June 4, 1997 and the old stockholders of the Company did not retain or receive any value for their equity interest.

         The Company acquired for cash 817,100 shares of its common stock outstanding at a cost of $4,623,000 during the third quarter ended October 3, 1998. In addition, 500,000 shares of Preferred Stock of the reorganized Company were authorized at June 4, 1997 with a par value of $.01. None of such shares have been issued.

11.  Stock Option Plan:

         Information regarding the Company's stock option plan is summarized below. All shares and option prices have been retroactively adjusted to reflect the 2-1 stock split on July 1, 1998:

                                                       Weighted Average Option
                                  Number of Shares     Price Per Share
                                  ----------------     -----------------------

Granted (post-emergence)            1,020,236                $3.34
                                    ---------
Outstanding at January 3, 1998      1,020,236                 3.34

Granted                               458,258                 3.76
Exercised or surrendered             (140,120)                3.09
                                    ---------
Outstanding at January 2, 1999      1,338,374                 3.51
                                    =========

         The Plan provided stock options to certain senior management equal to seventeen and one-half (17.5%) percent of the Company's common stock issued at the time of the grant (6.8 million shares adjusted for the 2-1 stock split). Of this amount, 824,236 options were granted, as of June 4, 1997. One-third of these options vest on each of the first three anniversaries of the Consummation Date. On January 4, 1998, the remaining 365,758 options were granted to replace the options that were part of the Company's exit from bankruptcy, twenty-five percent of these options were immediately vested with an additional twenty-five percent vesting on each of the first three anniversaries of the grant date. Since June 4, 1997 thirty-five managers were granted 148,500 options. One-third of these options vest on each of the first three anniversaries of the grant dates. These grants include 25,000 stock options to the two senior managers of the newly acquired Warren brands (see Note 4). The exercise of these options is in part contingent upon the Warren brands operating results meeting predetermined management goals. In addition, the five original non-employee directors of the Company have been granted 20,000 stock options each. These options vest one-third on each of the first three anniversaries of the Consummation Date. The four non-employee directors of the Company that were elected since have been granted 10,000 stock options that vest one-third at each anniversary of the date each director joined the Board of Directors. The options may be exercised for between $3.09 and $7.44 per share. At January 2, 1999 and January 3, 1998, 381,878 and -0- options, respectively, were exercisable.

         Effective as of the Consummation Date, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No.123 utilizing the fair value based method, compensation cost is measured at the grant date based upon the value of the award and is recognized over the service period. The fair value of the options granted during the fifty-two weeks ended January 2, 1999 and during the thirty-one weeks ended January 3, 1998 was estimated using the Black-Scholes option pricing model based upon the following weighted-average assumptions: risk free interest rate of 5.4% and 6.4%, respectively, expected life of 5 years for both periods, and volatility of 39% and 34%, respectively. Had SFAS No. 123 been adopted prior to the Consummation Date, there would have been no effect on the Company's financial statements.

A summary of stock options outstanding and exercisable as of January 2, 1999, follows:

                                Options Outstanding                       Options Exercisable
-----------------------------------------------------------------------------------------------------
                                   Weighted average
  Range of            Number      remaining life    Weighed average      Number      Weighed average
  exercise prices    Outstanding       (in years)      exercise price   exercisable   exercise price
------------------   -----------  ----------------  -----------------   -----------  ---------------
    $3.09            1,149,874          8.61            $3.09          350,198         $3.09
$5.75 - $7.44          188,500          9.22             6.09           31,680         $5.77


12.  Retirement Plans:

(a)  Defined Benefit Plan -

         In January 1992, the Company established a non-contributory defined benefit pension plan covering certain salaried, hourly and commission-based employees. Plan benefits are based upon the participants' salaries and years of service. The plan was amended to freeze benefit accruals effective December 31, 1994 and, in connection with the Company's reorganization, to terminate the plan effective December 31, 1996. Investments were made primarily in U.S. Government obligations and common stock. The following major assumptions were used in the actuarial valuations:

                                            1997      1996
                                            ----      ----
Discount rate                               7.5%      7.5%
Long-term rate of return on assets          8.8%      8.8%


         Net periodic pension cost recognized in the thirty-one, twenty-two and fifty-two weeks ended January 3, 1998, June 4, 1997 and December 28, 1996 were as follows:


                                     Thirty-one       Twenty-two  Fifty-two
                                     weeks ended      weeks ended weeks ended
                                     January 3,       June 4,     December 28,
                                      1998              1997         1996
                                      ----              ----         ----


Service costs                         $ --             $ --            $ --
Interest cost                           47               38             127
Actual return on assets                (74)             (98)           (111)
Recognition of partial settlement
   of pension obligations               --               --             106
Net amortization and deferral           27               60              73
                                     -----             ----           -----
     Net periodic pension cost       $  --             $ --           $ 195
                                     =====             ====           =====

         As a result of the plan termination, in the fourth quarter of 1996, the Company recorded an additional $676,000 as reorganization expense to write-off these assets and record an additional liability of $813,000 to fully fund the plan. All payments to participants were made during fiscal 1997.

(b)  Defined Contribution Plan -

         The Company also maintains a qualified voluntary contributory profit sharing plan covering certain salaried, hourly and commission-based employees Certain Company matching contributions to the plan are mandatory. Other contributions to the plan are discretionary. Total contributions to the plan may not exceed the amount permitted as a deduction pursuant to the Internal Revenue Code. The contributions charged to operations for the fifty-two, thirty-one, twenty-two and fifty-two weeks ended January 2, 1999, January 3, 1998, June 4, 1997 and December 28, 1996 amounted to $211,000, $75,000, $113,000 and $321,000, respectively.

(c) Other -

         The Company participates in a multi-employer pension plan. Such plans were underfunded as of January 1, 1994. The plans provide defined benefits to unionized employees. Amounts charged to operations for contributions to the pension funds in 1996 amounted to approximately $965,000. The Company increased the established reserve within liabilities subject to compromise in 1996 to the expected settlement of $14,875,000. This claim was settled upon consummation of the Plan. The amount of contributions to the pension fund for the continuing operations in 1998 and 1997 amounted to $362,000 and $364,000 respectively.

         The Company does not provide for post-employment or post-retirement benefits other than the plans described above.

13.  Product Lines Sold or Disposed of:

         As discussed in Note 2, in connection with the consummation of the Plan, the Company sold or transferred all the assets and liabilities of its Sassco Fashions product line on June 4, 1997 for an estimated exchange value of $230,000,000. This value was the estimated reorganization value of the Sassco Fashions product line which was calculated in a manner similar to the Company's reorganization value (see Note 2). The resulting gain of $89,810,000, net of taxes of $3,728,000, recorded from these transactions is reflected as a Gain on disposition of the Sassco Fashions line in the consolidated statements of operations.

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

         Unaudited pro forma consolidated statements for the twenty-two weeks ended June 4, 1997 are presented below and include adjustments to give effect to the sales and the Plan (see Note 2) as if they occurred as of the beginning of the period presented. A pro forma consolidated balance sheet as of June 4, 1997 is not presented because the transactions recording the Plan and the sale transactions are already reflected in the balance sheet.

         The unaudited pro forma financial statements have been prepared in accordance with guidelines established by the Securities and Exchange Commission. The historical balances were derived from the consolidated statement of operations for the twenty-two weeks ended June 4, 1997 . All significant intercompany transactions have been eliminated.

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

                                                               Twenty-two Weeks Ended June 4, 1997
                                         -----------------------------------------------------------------------------------------

                                          Historical     Disposition of       Sale of        Fresh Start      Pro Forma Adjusted
                                          Operations         Sassco         Castleberry       Reporting            Balance
                                         --------------  ----------------  --------------  ---------------------------------------
Net Sales.............................        $197,984        ($136,107)        ($2,808)             $ --                 $59,069
Cost of  Sales........................         147,276         (101,573)         (2,262)              (32)                 43,409
                                         --------------  ----------------  --------------  ----------------  ---------------------
    Gross profit......................          50,708          (34,534)           (546)               32                  15,660
                                         --------------  ----------------  --------------  ----------------  ---------------------
Operating Expenses:
    Selling, warehouse, general and
      administrative expenses.........          35,459          (23,666)         (1,000)              250                  11,043
    Depreciation and amortization expense        2,090           (1,078)            (41)             (971)                     --
                                         --------------  ----------------  --------------  ----------------  ---------------------
      Total operating expenses........          37,549          (24,744)         (1,041)             (721)                 11,043
                                         --------------  ----------------  --------------  ----------------  ---------------------

    Other (income) expense............         (1,196)              260              --                --                    (936)
    Amortization in excess of revalued net
     assets acquired over equity.......            --                --              --            (1,905)                 (1,905)
                                         --------------  ----------------  --------------  ----------------  ---------------------

Total operating expenses, net.........          36,353          (24,484)         (1,041)           (2,626)                  8,202
                                         --------------  ----------------  --------------  ----------------  ---------------------
Operating income......................          14,355          (10,050)            495             2,658                   7,458
Interest and Financing Costs (excludes
      Contractual interest)...........           1,372             (595)             --                --                     777
                                         --------------  ----------------  --------------  ----------------  ---------------------
Income (loss) before reorganization costs,
      taxes, gain on sale, fresh start          12,983           (9,455)            495             2,658                   6,681
      revaluation and extraordinary item

Reorganization Costs.................            3,379               --              14            (3,393)                     --
                                         --------------  ----------------  --------------  ----------------  ---------------------
    Income (loss) before taxes, gain on sale,
      fresh start revaluation and
      extraordinary item..............           9,604           (9,455)            481             6,051                   6,681
Taxes.................................             451             (342)             --             1,898                   2,007
                                         --------------  ----------------  --------------  ----------------  ---------------------

    Net Income (loss) before gain on sale,
      fresh start revaluation and
      extraordinary item...............         9,153            (9,113)            481             4,153                   4,674

Gain on disposition of Sassco Fashions
      line, loss on revaluation of assets
      pursuant to adoption of fresh-start
      reporting and extraordinary gain on
      debt discharge...................       136,341           (89,810)             --           (46,531)                     --
                                         --------------  ----------------  --------------  ----------------  =====================
    Net Income (loss)..................      $145,494          ($98,923)           $481          ($42,378)                 $4,674
                                         ==============
    Net Income (loss)  per Share
                  - Basic and Diluted..         *                                                                           $0.69
                                         ==============                                                      =====================
    Weighted Average Common Shares
      Outstanding - Basic and Diluted..         *                                                                       6,800,000
                                         ==============                                                      =====================


*Earnings per share for the twenty-two weeks ended June 4, 1997 on a historical basis is based on the old stock outstanding. The old stock was canceled under the plan of reorganization and new stock was issued. Earnings per share on a pro forma basis is calculated on the new stock outstanding.

14.      Reorganization Costs:

         The Predecessor Company recognized reorganization costs during the twenty-two and fifty-two week periods ended June 4, 1997 and December 28, 1996 as follows:

                                               (In thousands)
                                   Twenty-Two             Fifty-Two
                                   Weeks Ended          Weeks Ended
                                    June 4,             December 28,
                                       1997                 1996
                                       ----                 ----
Professional fees and other
  costs                               $2,951                $ 3,719
Closed facilities and operations          --                  1,082
Write-down of excess purchase             --                    652
  price
Plan administration costs              1,000                     --
Retirement plan termination               --                    676
Employee retention plan                   --                   (509)
Interest income                         (572)                  (476)
                                      ------                  -----
  Total reorganization costs          $3,379                $ 5,144
                                      ======                =======

15.  Accrued Expenses and Other Current Liabilities:

         The components of Accrued expenses and other current liabilities were as follows:

                                         (In thousands)
                                   January 2,       January 3,
                                      1999             1998
                                   ---------        ---------

    Bonus and Profit Sharing       $ 1,274          $ 1,240
    Accrued Acquisition Costs        1,175               --
        (see Note 4)
   Duty                                806              399
   Vacation                            635              490
    Professional Fees                  389              601
    Reorganization Costs                --              301
    Other                            3,207            1,511
                                    ------            -----
          Total                    $ 7,486           $4,542
                                   =======           ======

16.  Supplemental Cash Flow Information:

         Net cash paid (received) for interest and income taxes for the fifty-two, thirty-one, twenty-two and fifty-two weeks ended January 2, 1999, January 3, 1998, June 4, 1997 and December 28, 1996 were as follows:


                                         (In thousands)

                   Fifty-Two      Thirty-One        Twenty-Two        Fifty-Two
                  Weeks Ended     Weeks Ended      Weeks Ended      Weeks Ended
                   January 2,     January 3,         June 4,        December 28,
                   1999            1998                1997            1996
                   ----            -----               ----            ----

Interest          $  953           $ 367             $ 1,412          $ 1,047
Income taxes       2,892             928              (2,694)          (7,311)


         The Company issued a short-term non-interest bearing promissory note in the amount of $834,000 payable in four equal quarterly installments ending on October 27, 1999 as partial payment for the assets acquired from the Warren Apparel Group, Ltd. (see Note 4)

17. Other Matters:

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

18.  Unaudited Quarterly Results:

Unaudited quarterly financial information for 1998 and 1997 is set forth as follows:

                              (In thousands, except per share data)

                          Quarter              Quarter          Quarter       Quarter
                          ended                ended            ended         ended
      1998                April 4              July 4           October 3     January 2,1999
                          -------              ------           ---------     --------------

Net sales                  $ 45,258             $28,676        $ 48,789        $30,144
Gross profit                 11,998               7,489          12,149          5,684
Net income (loss)             3,769               1,378           3,769            (58)

Net income (loss) per share

- Basic                       $0.55               $0.20           $0.58         ($0.01)
- Diluted                     $0.54               $0.19           $0.55         ($0.01)



                            Quarter    Two months One month    Quarter         Quarter
                            ended      ended      ended        ended           ended
      1997                  April 5    June 4     July 5       October 4       January 3, 1998
                            -------    ------   --------      ----------       ---------------

Net sales                  $142,755   $55,229   $ 5,535        $ 41,562         25,994
Gross profit                 36,768    13,940     1,125           9,730          3,517
Net income (loss)            11,724   133,770        73           4,511         (1,275)
Net income (loss) per share
- Basic                          *        *     $   .01        $    .67        $  (.19)
- Diluted                        *        *     $   .01        $    .66           (.19)


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


                                                                     SCHEDULE II

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                            Reserves      Beginning
                                           Related to      Balance
                              Balance at      Sold       Related to        Costs                       Balance at
           Description        Beginning      Product     Continuing      Charged to    Deductions         End
                              of Period       Lines      Operations       Expense                       of Period
--------------------------------------------------------------------------------------------------------------------
Fifty-Two Weeks Ended
 January 2,  1999

Reserve for Allowances             $3,098       --          $3,098        $13,879      ($10,377)         $ 6,600

Other Receivable Reserves              24       --              24             --            --               24

Reserve for Doubtful Accounts          48       --              48             22            --               70

Reserve for Returns                    66       --              66          1,394        (1,329)             131
                                  -------     --------     -------        -------       --------         -------
Total Receivable Reserves          $3,236     $ --          $3,236        $15,295      ($11,706)         $ 6,825
                                  =======     =========    =======        =======       ========         =======
Taxation Valuation Allowance       $5,265     $ --          $5,265        $ 7,453       $    --          $12,718
                                  =======     =========    =======        =======       ========         =======


Thirty-One Weeks Ended
 January 3, 1998

Reserve for Allowances             $2,534       --         $2,534          $5,505       ($4,941)          $3,098

Other Receivable Reserves              88       --             88             (64)           --               24

Reserves for Discounts (1)            934       --            934              --          (934)              --

Reserve for Doubtful Accounts         230       --            230            (172)          (10)              48

Reserve for Returns                    29       --             29             992          (955)              66
                                  -------     --------     -------        -------       --------         -------
Total Receivable Reserves          $3,815     $ --         $3,815          $6,261       ($6,840)          $3,236
                                  =======     =========   =======         =======       ========         =======
Taxation Valuation Allowance       $9,216     $ --         $9,216          $   --       ($3,951)          $5,265
                                  =======     =========   =======         =======       ========         =======



                THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                   Reserves      Beginning
                                                  Related to      Balance
                                     Balance at      Sold       Related to        Costs                       Balance at
           Description               Beginning      Product     Continuing      Charged to    Deductions         End
                                     of Period       Lines      Operations       Expense                       of Period
--------------------------------------------------------------------------------------------------------------------------

Twenty-Two Weeks Ended
 June 4, 1997

Reserve for Allowances                $8,619      ($6,074)         $2,545         $2,952       ($2,963)         $2,534
Other Receivable Reserves              4,881       (4,212)            669           (581)           --              88
Reserves for Discounts                   588           --             588          3,498        (3,152)            934
Reserve for Doubtful Accounts            895         (349)            546           (360)           44             230

Reserve for Returns                       98          (69)             29            488          (488)             29
                                    --------     --------         -------         --------     --------        --------
          Total Receivable Reserves  $15,081     ($10,704)         $4,377         $5,997       ($6,559)         $3,815
                                    ========     =========        =======         ========     ========        ========
Taxation Valuation Allowance         $22,246     ($ 8,900)        $13,346           $ --       ($4,130)         $9,216
                                    ========     =========        =======         ========     ========        ========

Fifty-Two Weeks Ended
 December 28, 1996

Reserve for Allowances               $14,154           --         $14,154        $37,384      ($42,919)         $8,619
Other Receivable Reserves              5,051           --           5,051           (170)           --           4,881
Reserves for Discounts (2)             2,280           --           2,280         27,827       (29,519)            588
Reserve for Doubtful Accounts          1,183           --           1,183         (1,074)          786             895

Reserve for Returns                      423           --             423          9,354        (9,679)             98
                                    --------     --------         -------         --------     --------        --------
          Total Receivable Reserves  $23,091           --         $23,091        $73,321      ($81,331)        $15,081
                                    ========     ========         =======         ========     ========        ========
Taxation Valuation Allowance         $25,859         $ --         $25,859        $    --       ($3,613)        $22,246
                                    ========     ========         =======         ========     ========        ========




(1) On June 2, 1997, the Company entered into a factoring agreement with CIT, whereby CIT provides a guarantee of collection of all shipments approved by CIT. Discounts given are no longer a risk/reserve of the Company as receivables are sold to CIT net of discounts.

(2) On January 23, 1996, the Company entered into a factoring agreement with Heller Financial for its Sassco Fashions product line, whereby Heller provides a guarantee of collection for all shipments approved by Heller. Discounts given by the Company for its Sassco products subsequent to January 23, 1996 were no longer a risk/reserve of the Company as receivables are sold to Heller net of discounts.
                                      F-34

                                    Exhibits
                                       to
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Annual Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

For The Fiscal Year Ended January 2, 1999             Commission File No. 1-9196

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
(Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code: (212) 221-4000

                          THE LESLIE FAY COMPANY, INC.
                          ---------------------------
                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number              Description
-------             -----------

2.1                 Amended Joint Plan of Reorganization.(2)

3.1(a)              Restated Certificate of Incorporation of the registrant.(2)

3.1(b)* Amendment to Restated Certificate of Incorporation of the registrant.

3.2(a)              Amended and Restated By-laws of the registrant.(2)

3.2(b)*             Amendment to Amended and Restated By-laws of the registrant.

4.1 Specimen Copy of Stock Certificate for shares of Common Stock of the registrant.(9)

4.2 Revolving Credit Agreement dated June 2, 1997 between Leslie Fay Marketing, Inc. ("LFM") and the CIT Group/Commercial Services, Inc. ("CIT").(2)

4.3 First Amendment dated February 23, 1998 to the Revolving Credit Agreement between LFM and CIT.(4)

4.4 Second Amendment dated March 31, 1998 to the Revolving Credit Agreement between LFM and CIT.(4)

4.5 Third Amendment dated October 28, 1998 to the Revolving Credit Agreement between LFM and CIT.(8)

10.1 Employment Agreement dated as of January 4, 1998 between the registrant and John J. Pomerantz.(7)

10.2 Employment Agreement dated as of January 4, 1998 between the registrant and John Ward.(7)

10.3 Employment Agreement dated as of January 4, 1998 between the registrant and Dominick Felicetti.(7)

10.4 Employment Agreement dated as of January 4, 1998 between the registrant and Warren T. Wishart.(7)

10.5                1997 Management Stock Option Plan.(5)

10.6                1997 Non-Employee  Director Stock Option and Stock Incentive
                    Plan.(6)

10.7                Factoring  Agreement  dated  June 4,  1997  between  LFM and
                    CIT.(2)

10.8 Lease Agreement dated December 13, 1989 between 1412 Broadway Associates and the Company, modified as of July 31, 1990 and August 1, 1990, for certain premises located at 141 Broadway, New York, New York.(1)

10.9 Modification of Lease Agreement dated August 11, 1998 between Fashion Gallery Owners (formerly 1412 Broadway Associates) and the Company for certain premises located at 1412 Broadway, New York, New York.(7)

10.10 Lease Agreement dated August 1, 1997 between John J. Passan and the registrant for certain premises located at One Passan Drive, Borough of Laflin, Luzerne County, Pennsylvania.(3)

21.1                List of Subsidiaries.(4)

23.1*               Consent of Arthur Andersen LLP.

27*                 Financial Data Schedule

------------------------------
*filed herewith

(1) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

(2) Incorporated by reference to Current Report on Form 8-K for an event dated June 4, 1997.

(3) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended July 5, 1997.

(4) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

(5) Incorporated by reference to the registrant's Registration Statement on Form S-8 relating to shares under the 1997 Management Stock Option Plan.

(6) Incorporated by reference to the registrant's Registration Statement on Form S-8 relating to shares under the 1997 Non-Employee Director Stock Option and Stock Incentive Plan.

(7) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1998.

(8) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

(9) Incorporated by reference to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1.