Form 10-Q
period 1999-04-03
FAY LESLIE CO INC
filed 1999-05-18
CIK 796226

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999          COMMISSION FILE NO. 1-9196



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

Yes   X        No
     ---           ---
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X        No
     ---            ---

There were 6,041,138 shares of Common Stock outstanding at April 3, 1999.
--------------------------------------------------------------------------------

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES




                                      INDEX

                                                                        Page No.
                                                                        -------

PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements:

                  Consolidated Balance Sheets as of April 3, 1999
                     and January 2, 1999......................................3

                  Consolidated Statements of Operations for the
                     Thirteen Weeks Ended April 3, 1999 and
                     April 4, 1998, respectively..............................4

                  Consolidated Statements of Cash Flows for the
                   Thirteen Weeks Ended April 3, 1999 and
                    April 4, 1998, respectively...............................5


Notes to Consolidated Financial Statements....................................6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................11

PART II  -  OTHER INFORMATION

Item 1.           Legal Proceedings..........................................15
Item 2.           Changes in Securities......................................15
Item 3.           Defaults Upon Senior Securities............................15
Item 4.           Submission of Matters to a Vote of Security Holders........15
Item 5.           Other Information..........................................15
Item 6.           Exhibits and Reports on Form 8-K...........................15

SIGNATURES...................................................................16

INDEX TO EXHIBITS...........................................................E-1

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  UNAUDITED                      AUDITED

                                                                                   April 3,                     January 2,
                                ASSETS                                               1999                          1999
                                                                            ----------------------       ----------------------

Current Assets:
    Cash and cash equivalents..........................................                  $   662                       $   946
    Restricted cash and cash equivalents...............................                    3,086                         3,267
    Accounts receivable- net of allowances for possible losses of
      $6,542 and $6,825, respectively..................................                   33,465                        16,172
    Inventories........................................................                   27,883                        38,627
    Prepaid expenses and other current assets..........................                      957                           970
                                                                            ----------------------       ----------------------
       Total Current Assets............................................                   66,053                        59,982
    Property, plant and equipment, at cost, net of accumulated
       depreciation of $640 and $409, respectively.....................                    3,418                         2,781
    Excess of purchase price over net assets acquired-net of
       accumulated amortization of $126 and $50, respectively..........                    4,414                         4,490
    Deferred charges and other assets..................................                      547                           551
                                                                            ----------------------       ----------------------
    Total Assets.......................................................                  $74,432                       $67,804
                                                                            ======================       =======================


                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Short term debt....................................................                  $ 6,267                       $ 1,162
    Accounts payable...................................................                    9,794                        12,070
    Accrued expenses and other current liabilities.....................                    6,012                         7,486
    Accrued expenses and other current confirmation liabilities........                    3,086                         3,267
    Income taxes payable...............................................                    2,177                           371
    Current portion of capitalized leases..............................                       49                            48
                                                                            ----------------------       -----------------------
       Total Current Liabilities.......................................                   27,385                        24,404
    Excess of revalued net assets acquired over equity under fresh -
         start reporting, net of accumulated amortization of $8,382 and
         $7,239, respectively..........................................                    5,326                         6,469
    Long term debt-capitalized leases..................................                        4                            17
    Deferred liabilities...............................................                      590                           477
                                                                            ----------------------       -----------------------
    Total Liabilities..................................................                   33,305                        31,367
                                                                            ======================       =======================

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.01 par value; 500 shares authorized, no
     shares issued and outstanding.....................................                       --                            --
Common stock, $.01 par value; 20,000 authorized;
      6,858 shares issued..............................................                       69                            69
Capital in excess of par value.........................................                   29,233                        28,824
Retained earnings......................................................                   16,448                        12,167
                                                                            ----------------------       ----------------------
    Subtotal...........................................................                   45,750                        41,060
Treasury stock, at cost; 817 shares....................................                    4,623                         4,623
                                                                            ----------------------       ----------------------
    Total Stockholders' Equity                                                            41,127                        36,437
                                                                            ----------------------       ----------------------
Total Liabilities and Stockholders' Equity.............................                  $74,432                       $67,804
                                                                            ======================       ======================

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                         THIRTEEN                 THIRTEEN
                                                                        WEEKS ENDED             WEEKS ENDED
                                                                         APRIL 3,                 APRIL 4,
                                                                           1999                     1998
                                                                     -----------------       ------------------

Net Sales.......................................................              $61,144                  $45,258
Cost of Sales...................................................               44,460                   33,260
                                                                     -----------------       ------------------

   Gross profit.................................................               16,684                   11,998
                                                                     -----------------       ------------------
Operating Expenses:
   Selling, warehouse, general and
         administrative expenses................................               10,373                    7,140
                                                                                                           396
   Non-cash stock based compensation............................                  301
   Depreciation and amortization expense                                          280                       17
                                                                     -----------------       ------------------
       Total operating expenses.................................               10,954                    7,553
   Other (income)...............................................                 (349)                    (272)
   Amortization of excess revalued net assets acquired
        over equity.............................................               (1,143)                 ( 1,143)
                                                                     -----------------       ------------------

   Total operating expenses, net................................                9,462                    6,138
                                                                     -----------------       ------------------
                                                                                7,222                    5,860
   Operating income.............................................
Interest and Financing Costs....................................                  669                      190
                                                                     -----------------       ------------------
   Income before taxes..........................................                6,553                    5,670


   Provision for taxes..........................................                2,272                    1,901
                                                                     -----------------       ------------------

   Net Income ..................................................               $4,281                   $3,769
                                                                     =================       ==================



   Net Income  per Share - Basic................................                $0.71                    $0.55
                                                                     =================       ==================
                         - Diluted                                              $0.70                    $0.54
                                                                     =================       ==================


Weighted Average Shares Outstanding - Basic                                 6,041,138                6,800,000
                                                                     =================       ==================
                                    -Diluted                                6,144,820                7,042,846
                                                                     =================       ==================


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                            THIRTEEN                   THIRTEEN
                                                                         WEEKS ENDED APRIL 3,      WEEKS ENDED APRIL 4,
                                                                              1999                       1998
                                                                        -----------------         ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................              $4,281                      $3,769
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and amortization...................................                 307                          20
     Amortization of excess net assets acquired over equity                        (1,143)                     (1,143)
     Provision for possible losses on accounts receivable                              (4)                         --
     Provision for stock based compensation and stock option grants                   301                         396
     Changes in assets and liabilities:
       Accounts receivable...........................................             (17,289)                    (16,061)
       Inventories...................................................              10,744                       1,736
       Prepaid expenses and other current assets                                       (9)                        157
       Deferred charges and other assets.............................                   4                          39
       Accounts payable, accrued expenses and other current
           liabilities...............................................              (3,750)                     (1,569)
       Income taxes payable..........................................               1,806                        (540)
       Deferred liabilities..........................................                 113                          59
     Changes due to reorganization activities:
       Use of pre-consummation deferred taxes                                         130                       1,840
                                                                        -----------------           -----------------
         Total adjustments...........................................              (8,790)                    (15,066)
                                                                        -----------------           -----------------
         Net cash used in operating activities                                     (4,509)                    (11,297)
                                                                        -----------------           -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..............................................                (868)                       (476)
                                                                        -----------------          ------------------
         Net cash used in investing activities                                       (868)                       (476)
                                                                        -----------------          ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings, net ....................................               5,105                          --
   Repayment of capital leases ......................................                 (12)                        (61)
   Payment of obligations under Plan of Reorganization                               (181)                       (208)
                                                                        -----------------          ------------------
                Net cash provided by (used in) financing activities                 4,912                        (269)
                                                                        -----------------          ------------------
   Net decrease in cash and cash equivalents                                         (465)                    (12,042)
                                                                        -----------------          ------------------
   Cash and cash equivalents, at beginning of period                                4,213                      19,813
                                                                        -----------------          ------------------
   Cash and cash equivalents, at end of period                                     $3,748                      $7,771
                                                                        =================          ==================

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

         The consolidated financial statements included herein have been prepared by The Leslie Fay Company, Inc. (formerly The Leslie Fay Companies, Inc.) and subsidiaries (The Leslie Fay Company, Inc. being sometimes individually referred to, and together with its subsidiaries collectively referred to, as the "Company" as the context may require), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the Fiscal Year ended January 2, 1999 (the "1998 Form 10-K"). Interim taxes were provided based on the Company's estimated effective tax rate for the year.

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

2.       RECENT DEVELOPMENTS:

         On May 12, 1999 the Company signed a merger agreement with two private investment funds managed by Three Cities Research, Inc. ("Three Cities") and a wholly owned affiliate created by these funds to effect the merger. On this same date, Three Cities purchased 2,158,000 shares of the Company's common stock from affiliates of Dickstein Partners, Inc. This investment equals about a 36% interest in the Company.

         Pursuant to this merger, Three Cities may be able to acquire up to 1,111,966 additional shares and the Company may be able to acquire up to 1,000,000 shares of the approximately six million currently outstanding. Under the merger agreement, the Company's stockholders would have the right either to keep their shares after the merger or elect to receive cash in the amount of $7 per share for up to 2,111,966 shares. If holders opt to exchange more than 2,111,966 shares, there would be a pro-rata reduction, so that the electing stockholders would receive cash for some of their shares and would keep the remainder of their shares. The Company would be the surviving corporation in the merger and remain as a public company.

         Three Cities has agreed not to elect to receive any cash. Affiliates of Dickstein Partners, Inc. have stated that they currently intend to elect cash for 250,000 of their remaining 641,736 shares. Officers and directors of the Company do not intend to elect to receive any cash for their shares or to exercise their options.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES




         The Company expects to finance the shares it acquires partly by drawing on its existing $42,000,000 revolving credit facility agreement with The CIT Group/Commercial Services, Inc. ("CIT") and partly by drawing on an additional $5,000,000 5-year long-term debt facility with CIT. This new debt carries an interest rate of prime plus two percentage points. The Company has a letter of commitment, subject to conditions, from CIT to provide this financing.

         The merger agreement is subject to approval of holders of two-thirds of the Company's outstanding shares, completion of a final financing agreement and regulatory approvals. An explanatory proxy statement is expected to be issued to stockholders in June. The Company expects the merger to take place in late July. Neither the Company nor its Board od Directors is providing a recommendation as to whether or not stockholders should elect to exchange their shares for cash. Three Cities and affiliates of Dickstein Partners, Inc. have agreed to vote their shares in favor of the merger.

3.       INVENTORIES:

         Inventories consist of the following:
                                                April 3,         January 2,
                                                  1999              1999
                                              -------------  ---------------
(In thousands)

Raw materials                                  $  12,228        $  10,763
Work in process                                    3,400            2,613
Finished goods                                    12,255           25,251
                                               ---------       ----------

   Total inventories                           $  27,883        $  38,627
                                               =========        =========



4.       DEBT:

         On June 2, 1997, in preparation for the consummation of the Amended Joint Plan of Reorganization (the "Plan"), a wholly-owned subsidiary of the Company entered into a two-year financing agreement (the "CIT Credit Agreement") with CIT which was amended on October 27, 1998 to extend the agreement through June 2, 2001 to provide direct borrowings and to issue letters of credit on the Company's behalf. Direct borrowings bear interest at prime minus .25% (7.75% at April 3, 1999) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. The Company had a net borrowing availability under the CIT Credit Agreement of $27,190,000 on April 3, 1999 and peak borrowing during the thirteen weeks ended April 3, 1999 was $12,808,000. There were $5,434,000 in direct borrowings outstanding under the CIT Credit Agreement and approximately $9,376,000 was committed under unexpired letters of credit as of April 3, 1999.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



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

         The Company may repurchase its stock or to pay dividends up to an amount of $10,000,000. As of April 3, 1999, approximately $5,400,000 of this amount remains available.

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

5.       INCOME TAXES:

         The provision for state and federal income taxes is $2,272,000 and $1,901,000 for the thirteen weeks ended April 3, 1999 and April 4, 1998, respectively. Federal income taxes are substantially offset by the utilization of pre-consummation net operating loss carryovers, which are limited to approximately $1,500,000 in 1999.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES




6.       COMMITMENTS AND CONTINGENCIES:

         As noted in the Company's 1998 Form 10-K, the Company and several of its subsidiaries filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code in April 1993. By an order dated April 21, 1997 (the "Confirmation Order"), the Bankruptcy Court confirmed the Plan. The Plan was consummated on June 4, 1997. Certain alleged creditors who asserted age and other discrimination claims against the Company and whose claims were expunged (the "Claimants") pursuant to an order of the Bankruptcy Court (see below) appealed the Confirmation Order to the United States District Court for the Southern District of New York. The Company moved to dismiss the appeal from the Confirmation Order and the motion was granted and the appeal was dismissed. An appeal to the United States Court of Appeals for the Second Circuit from the order dismissing the appeal taken by the Claimants subsequently was withdrawn, without prejudice, and may be refiled in the future. In addition, the Claimants and two other persons commenced a separate adversary proceeding in the Bankruptcy Court to revoke the Confirmation Order. The Company has moved to dismiss the adversary proceeding to revoke the Confirmation Order and that motion has been fully briefed, but has not yet been argued to the Bankruptcy Court.

         The Claimants, who are former employees of the Company and who were discharged prior to the filing of the Chapter 11 cases, asserted age and other discrimination claims, including punitive damage claims against the Company in the approximate aggregate sum of $80 million. Following a trial on the merits, the Bankruptcy Court expunged and dismissed those claims in their entirety. The Claimants appealed that decision to the United States District Court for the Southern District of New York, and on July 17, 1998, that Court affirmed the decision of the Bankruptcy Court. The Claimants have taken a further appeal to the United States Court of Appeals for the Second Circuit; that appeal has been fully briefed and is scheduled for oral argument on June 11, 1999.

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

         In addition, the Company is involved in the following legal proceedings of significance:

         In February 1993, the Securities and Exchange Commission obtained an order directing a private investigation of the Company in connection with, among other things, the filing by the Company of annual and other reports that may have contained misstatements, and the purported failure of the Company to maintain books and records that accurately reflected its financial condition and operating results. To the Company's knowledge, this investigation has been dormant for several years.
                                      -9-

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES




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

7.       STOCKHOLDERS' EQUITY:

         At June 4, 1997, 6,800,000 shares, adjusted retroactively for the July 1, 1998 stock split, were issued and outstanding and were being held by the plan administrator in trust. In July 1997, 5,372,000 (79%) of the shares were distributed. During the period from February 15, 1999 through March 5, 1999, approximately 1,250,000 (88%) of the remaining shares were distributed. The remaining shares are being held back by the plan administrator until the final disputed claims are settled before the Bankruptcy Court.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES




8.       ACCOUNTING FOR STOCK OPTION COMPENSATION

         On June 4, 1997, effective with the Company's emergence from bankruptcy, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, the Company has recorded $279,000 and $396,000 of non-cash stock based compensation expense for the thirteen weeks ended April 3, 1999 and April 4, 1998, respectively. These amounts were offset as adjustments to Capital in excess of par value in the consolidated balance sheets.

9.       NET INCOME PER SHARE:

         For the thirteen weeks ended April 3, 1999 and April 4, 1998, the basic weighted average common shares outstanding was 6,041,138 and 6,800,000, respectively, and the weighted average shares outstanding assuming dilution was 6,144,820 and 7,042,846, respectively. The difference of 103,682 and 242,846, respectively, represents the incremental shares issuable upon exercise of dilutive stock options.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
------    ----------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ---------------------------------------------


(A)  RESULTS OF  OPERATIONS

THIRTEEN WEEKS ENDED APRIL 3, 1999 AS COMPARED TO
THIRTEEN WEEKS ENDED APRIL 4, 1998

         The Company recorded net sales of $61,144,000 for the thirteen weeks ended April 3, 1999, compared with $45,258,000 for the thirteen weeks ended April 4, 1998, a net increase of $15,886,000 or 35.1%. The Dress product lines net sales, excluding $10,600,000 generated by the recently acquired Warren brands, increased $2,412,000 or 7.9% directly as a result of increased demand for and earlier shipment of the spring and summer season product. Net sales for the Sportswear product lines increased by $2,874,000 or 19.6% as a result of earlier shipment of the summer season into the first quarter as well as the growth within the Haberdashery by Leslie Fay brand. These early shipments may result in a decrease in the second quarter for the Dress and Sportswear product line net sales.

         Gross profit was $16,684,000 and 27.3% of net sales compared with $11,998,000 and 26.5% for the thirteen weeks ended April 3, 1999 and April 4, 1998, respectively. The gross profit from the Dress line, net of $3,211,000 generated by the recently acquired Warren brands, rose $987,000 and the percentage to net sales increased to 28.9% from 27.9%. The gross profit produced by the Sportswear line for the thirteen weeks ended April 3, 1999, increased by $488,000 and the percentage of net sales decreased to 22.5% from 23.6% for the comparable period ended April 4, 1998. The decreased gross profit as a percentage of net sales resulted from additional markdowns to liquidate inventory.

         SG&A expenses were $10,373,000 or 17.0% of net sales and $7,140,000 or 15.8% of net sales for the thirteen weeks ended April 3, 1999 and April 4, 1998, respectively. The expense increase of $3,233,000 was caused mainly by the additional operating expenses related to the Warren brands, which have a higher expense ratio than the other operating brands in the Company, increased advertising expenses and straight-line costs incurred to extend the Company's lease for showroom and office space in New York.

         Non-cash stock based compensation for stock options and outside director compensation that was granted after the Company's emergence from bankruptcy for the thirteen weeks ended April 3, 1999 and April 4, 1998 was $301,000 and $396,000, respectively.

         Other income was $349,000 and $272,000 for the thirteen weeks ended April 3, 1999 and April 4, 1998, respectively. The increase resulted from additional licensing contracts under the "Leslie Fay" brand name entered into during 1998.

         Depreciation and amortization expense for the thirteen weeks ended April 3, 1999 and April 4, 1998, respectively, was $280,000 and $17,000. The increase was due to the acquisition of additional fixed assets since the Company's June 4, 1997 emergence from bankruptcy. In addition, the Company realized income of $1,143,000 for both periods from amortization of excess revalued net assets acquired over equity.

         Interest and financing costs were $669,000 and $190,000 for the thirteen weeks ended April 3, 1999 and April 4, 1998, respectively. The additional interest was generated as a result of higher borrowings during the thirteen weeks ended April 3, 1999, which were invested in building the Warren brands working capital. The financing fees under the new CIT Credit Agreement were offset by income earned on the cash invested for the thirteen weeks ended April 3, 1999 and April 4, 1998.

         The provision for federal, state and local income taxes was $2,272,000 and $1,901,000 for the thirteen weeks ended April 3, 1999 and April 4, 1998, respectively. The expense was lower for the thirteen weeks ended April 4, 1998 due to the utilization of pre-consummation net operating loss carryovers available in full for the period up to and including June 4, 1997, the date on which the Plan was consummated by the Company.


(B)  LIQUIDITY AND CAPITAL RESOURCES

          The CIT Credit Agreement provided a working capital facility commitment of $42,000,000, including a $25,000,000 sublimit on letters of credit. As of April 3, 1999 the Company was utilizing approximately $9,376,000 of the CIT Credit Agreement for the letters of credit, and there were outstanding cash borrowings of $5,434,000. The Company had a net borrowing availability under the CIT Credit Agreement of $27,190,000 on April 3, 1999 and peak borrowing during the thirteen weeks ended April 3, 1999 was $12,808,000.

         At April 3, 1999, the Company's cash and cash equivalents amounted to $3,748,000 of which $3,086,000 is restricted for payment of the remaining administrative claims as defined in the Plan. Working capital increased $3,090,000 to $38,668,000 for the thirteen weeks ended April 3, 1999. The primary changes in the components of working capital were: a decrease in cash, cash equivalents and short term investments of $465,000; an increase in net accounts receivable of $17,293,000; a decrease in inventories of $10,744,000; a decrease in prepaid expenses and other current assets of $13,000; an increase of $2,981,000 in total current liabilities. Accounts receivable increased due to historically large first quarter shipments as well as the additional volume generated by the Warren brands. The decreased inventory on hand resulted from the volume of shipments for the period. Total current liabilities increased as a result of $5,106,000 of additional borrowings under the CIT Credit Agreement (see Note 4) and additional income tax liabilities of $1,806,000 offset by decreased accounts payable and other accrued liabilities of 3,931,000.

         Although the Company's results of operations indicated operating income of $4,281,000 for the thirteen weeks ended April 3, 1999, these results are not indicative of results for an entire year.

         Capital expenditures were $868,000 for the thirteen weeks ended April 3, 1999. Capital expenditures are expected to be approximately $3,000,000 for fiscal year 1999. The anticipated capital expenditures for the remainder of the year are primarily related to improvements in management information and distribution systems as well as fixturing the Company's in-store shops that are planned to be opened in 1999. The Company believes that its financing arrangements and anticipated level of internally generated funds will be sufficient to finance its capital spending during the remainder of 1999.

         The Company has signed an agreement to acquire up to 1,000,000 shares of the Company's common stock at $7 per share (See Note 2). The agreement requires the Company to pay for related professional fees that may approach $1,000,000. Under the merger agreement, if holders of fewer than 825,000 shares elect to receive cash, the Company will provide the funds for the full amount (up to $5,800,000). If holders of at least 825,000 shares but not more than 1,625,000 shares elect to receive cash, then Three Cities will provide the funds for the entire amount to the Company's stockholders. In this event, the Company will seek no additional financing from CIT. If holders of more than 1,625,000 shares elect to receive cash, then the Company and Three Cities will share the payment under a formula that limits the Company's payment to $7,000,000.

         To finance this possible acquisition of the Company's common stock, the Company expects to amend its Credit Agreement with CIT. The Company has received a commitment letter from CIT, subject to conditions. The terms of this letter would amend the credit agreement to add a $5 million, five-year, long term debt facility that will pay interest at prime plus 2.0%. Any additional cash requirements due to the merger agreement will be funded from the Company's existing $42,000,000 revolving credit line. The interest rate on the revolving credit line will remain unchanged at prime minus 0.25%. The proposed terms of the amended financing agreement will add an unused line fee at an annual rate of 0.25% of the amount the revolving credit facility exceeds the total amount of direct borrowings and the outstanding letters of credit.

         The Company believes it has the capacity to carry the additional indebtedness created by this agreement under the terms proposed by CIT.

         The Company is not restricted from paying cash dividends or repurchasing its stock under the CIT Credit Agreement as long as those disbursements do not cause the Company to be in violation of the restrictive covenants contained therein. The Company can not exceed $10,000,000 in stock repurchases or dividends in total for 1998 and 1999. As noted above, the Company has already expended $4,623,000 of the $10,000,000 available for the repurchase of its common shares. The Company has no plans to pay cash dividends in the foreseeable future. The additional acquisition of stock called for in the merger agreement discussed above will require modification of the CIT Credit Agreement.

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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES




         Certain of these changes were implemented in 1998; the others are being implemented in 1999 at an estimated total cost of approximately $1,900,000 which has already been incurred by the Company, plus the utilization of internal staff and other resources both during these implementations and in the future. On May 4, 1998, the Company implemented the first phase of its plan by placing in operation a new purchase order management and invoicing system. Through May 1, 1999, the Company implemented the second and third phases of its plan by placing in operation Year 2000 compliant versions of its accounts payable, accounts receivable, general ledger and EDI translation systems. In addition, the Company has begun its own testing to confirm the readiness of its systems. The Company has purchased updated pattern making systems and related hardware and has updated its telecommunications software and hardware.

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

         Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the effects of future events on the Company's financial performance; the risk that the Company may not be able to finance its planned growth; risks related to the industry in which the Company competes, including potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; and the risk of potential increase in market interest rates from current rates. Given these uncertainties, current and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



PART II -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
------     -----------------

         For information concerning legal proceedings at the end of the first quarter of 1999, reference is made to Note 6 of the Notes to Consolidated Financial Statements contained herein.

         No other legal proceedings were terminated during the first quarter of 1999 or thereafter, other than ordinary routine litigation incidental to the business of the Company.

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

                  b)       Reports on Form 8-K
                           None

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 18, 1999                      THE LESLIE FAY COMPANY, INC.
                                         (Company)



                                         By:  /s/ Warren T. Wishart
                                         ---------------------------------------
                                         Warren T. Wishart
                                         Senior Vice President - Administration
                                         and Finance, Chief Financial Officer
                                         and Treasurer

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


                                INDEX TO EXHIBITS




Exhibit No.           Description
----------            -----------


      27          Financial Data Schedule.