Form 10-Q
period 1999-07-03
FAY LESLIE CO INC
filed 1999-08-17
CIK 796226

SECURITIES AND EXCHANGE COMMISION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999          COMMISSION FILE NO. 1-9196

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

Yes   X        No____


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X        No____


There were 6,041,138 shares of Common Stock outstanding at July 3, 1999.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                Page No.
                                                                                -------
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of July 3, 1999 (Unaudited)
                     and January 2, 1999...........................................3

                  Consolidated Statements of Operations (Unaudited) for the
                     Twenty-Six Weeks Ended July 3, 1999 and
                     July 4, 1998, respectively....................................4

                  Consolidated Statements of Operations (Unaudited) for the
                     Thirteen Weeks Ended July 3, 1999 and
                     July 4, 1998, respectively....................................5

                  Consolidated Statements of Cash Flows (Unaudited) for the
                   Twenty-Six Weeks Ended July 3, 1999 and
                    July 4, 1998, respectively.....................................6


Notes to Consolidated Financial Statements.........................................7

Item 2...Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............................13

Item 3...Quantitative and Qualitative Disclosures
                  About Market Risk...............................................18

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings........................................................19
Item 2.  Changes in Securities....................................................19
Item 3.  Defaults Upon Senior Securities..........................................19
Item 4.  Submission of Matters to a Vote of Security Holders......................19
Item 5.  Other Information........................................................19
Item 6.  Exhibits and Reports on Form 8-K.........................................19

SIGNATURES........................................................................20

INDEX TO EXHIBITS................................................................E-1

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 UNAUDITED               AUDITED

                                                                                   JULY 3,               JANUARY 2,
                                ASSETS                                              1999                   1999
                                                                                 ------------           -----------


Current Assets:
    Cash and cash equivalents.......................................                 $ 3,558                 $  946
    Restricted cash and cash equivalents............................                   2,628                  3,267
    Accounts receivable- net of allowances for possible losses of
       $5,651 and $6,825, respectively..............................                  17,266                 16,172
    Inventories.....................................................                  35,105                 38,627
    Prepaid expenses and other current assets.......................                   1,391                    970
                                                                                   ---------              ---------
       Total Current Assets.........................................                  59,948                 59,982


    Property, plant and equipment, at cost, net of accumulated
       depreciation of $913 and $409, respectively..................                   3,791                  2,781
    Excess of purchase price over net assets acquirednet of
       accumulated amortization of $202 and $50, respectively.......                   4,338                  4,490
    Deferred charges and other assets...............................                   2,056                    551
                                                                                   ---------              ---------
    Total Assets....................................................                $ 70,133               $ 67,804
                                                                                   =========              =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Short term debt.................................................                  $  417                $ 1,162
    Accounts payable................................................                  10,426                 12,070
    Accrued expenses and other current liabilities..................                   7,181                  7,486
    Accrued expenses and other current confirmation liabilities.....                   2,628                  3,267
    Income taxes payable............................................                   1,906                    371
    Current portion of capitalized leases...........................                      42                     48
                                                                                   ---------              ---------
       Total Current Liabilities....................................                  22,600                 24,404

    Excess of revalued net assets acquired over equity under fresh-
         start reporting, net of accumulated amortization of $9,525 and
         $7,239, respectively.......................................                   4,183                  6,469
    Long term debtcapitalized leases...............................                       --                     17
    Deferred liabilities............................................                     688                    477
                                                                                   ---------              ---------
    Total Liabilities...............................................                  27,471                 31,367
                                                                                   ---------              ---------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.01 par value; 500 shares authorized, no
     shares issued and outstanding..................................                      --                     --
Common stock, $.01 par value; 20,000 shares authorized;
      6,858 shares issued...........................................                      69                     69
Capital in excess of par value......................................                  29,800                 28,824
Retained earnings...................................................                  17,416                 12,167
                                                                                   ---------              ---------
    Subtotal........................................................                  47,285                 41,060
Treasury stock, at cost; 817 shares.................................                   4,623                  4,623
                                                                                   ---------              ---------
    Total Stockholders' Equity......................................                  42,662                 36,437
                                                                                   ---------              ---------
Total Liabilities and Stockholders' Equity..........................                $ 70,133               $ 67,804
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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                    UNAUDITED

                                                                           TWENTY-SIX              TWENTY-SIX
                                                                           WEEKS ENDED             WEEKS ENDED
                                                                             JULY 3,                 JULY 4,
                                                                              1999                    1998
                                                                           ------------            -----------
Net Sales......................................................               $ 99,594               $73,934
 Cost of Sales.................................................                 73,067                54,447
                                                                            ----------             ---------
   Gross profit................................................                 26,527                19,487
                                                                            ----------             ---------
Operating Expenses:

      Selling, warehouse, general and
          administrative expenses..............................                 19,384                13,651
   Non-cash stock based compensation...........................                    630                 1,088
   Depreciation and amortization expense.......................                    595                    70
                                                                            ----------             ---------
       Total operating expenses................................                 20,609                14,809
   Other income................................................                   (672)                 (575)
   Amortization of excess revalued net assets acquired
         over equity...........................................                 (2,286)               (2,286)
                                                                            ----------             ---------
   Total operating expenses, net...............................                 17,651                11,948
                                                                            ----------             ---------
   Operating income............................................                  8,876                 7,539

Interest and Financing Costs...................................                  1,004                   320
Other Expenses.................................................                    534                    --
                                                                            ----------             ---------
   Income before taxes.........................................                  7,338                 7,219

Provision for Taxes............................................                  2,089                 2,072
                                                                            ----------             ---------
   Net Income .................................................                $ 5,249                $5,147
                                                                            ==========             =========

   Net Income  per Share  -Basic...............................                 $ 0.87                $ 0.76
                                                                            ==========             =========
                          -Diluted.............................                 $ 0.84                $ 0.72
                                                                            ==========             =========

Weighted Average Shares Outstanding -Basic.....................              6,041,138             6,801,967
                                                                            ==========             =========
                                    -Diluted...................              6,220,849             7,149,484
                                                                            ==========             =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                    UNAUDITED

                                                                           THIRTEEN           THIRTEEN
                                                                          WEEKS ENDED        WEEKS ENDED
                                                                            JULY 3,            JULY 4,
                                                                              1999              1998
                                                                          ------------      ------------

Net Sales.......................................................              $ 38,450         $ 28,676
                                                                          -------------    ------------
Cost of Sales...................................................                28,607           21,187
   Gross profit.................................................                 9,843            7,489
                                                                          -------------    ------------
Operating Expenses:
      Selling, warehouse, general and
          administrative expenses...............................                 9,011            6,511
   Noncash stock based compensation............................                    329              692
   Depreciation and amortization expense........................                   315               53
                                                                          -------------    ------------
       Total operating expenses.................................                 9,655            7,256



   Other income.................................................                  (323)            (303)
   Amortization of excess revalued net assets acquired
        over equity.............................................                (1,143)         ( 1,143)
                                                                          -------------    ------------
   Total operating expenses, net................................                 8,189            5,810
                                                                          -------------    ------------
   Operating income.............................................                 1,654            1,679

Interest and Financing Costs....................................                   335              130
Other Expenses..................................................                   534               --
                                                                          -------------    ------------
   Income before taxes..........................................                   785            1,549

(Benefit) Provision for Taxes...................................                  (183)             171
                                                                          -------------    ------------
   Net Income ..................................................                 $ 968           $1,378
                                                                          =============    ============

   Net Income per Share -Basic..................................                $ 0.16           $ 0.20
                                                                          =============    ============
                        -Diluted................................                $ 0.15           $ 0.19
                                                                          =============    ============

Weighted Average Shares Outstanding -Basic.....................              6,041,138        6,803,956
                                                                          =============    ============
                                    -Diluted...................              6,290,628        7,166,261
                                                                          =============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED
                                                                                 TWENTY-SIX                TWENTY-SIX
                                                                                 WEEKS ENDED               WEEKS ENDED
                                                                                  JULY 3,                    JULY 4,
                                                                                   1999                       1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................            $ 5,249                     $ 5,147
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization...................................                656                          76
     Amortization of excess net assets acquired over equity..........             (2,286)                     (2,286)
     Provision for possible losses on accounts receivable............                 (5)                         19
     Provision for stock based compensation and stock option grants..                630                       1,088
     Changes in assets and liabilities:
       Restricted short term investment..............................                 --                       2,989
       Accounts receivable...........................................             (1,089)                     (3,034)
       Inventories...................................................              3,522                      (6,884)
       Prepaid expenses and other current assets.....................               (458)                       (238)
       Deferred charges and other assets.............................             (1,505)                         44
       Accounts payable, accrued expenses and other current
           liabilities...............................................             (1,722)                     (4,972)
       Income taxes payable..........................................              1,535                          99
       Deferred liabilities..........................................                211                          97
     Changes due to reorganization activities:
       Use of preconsummation deferred taxes........................                 383                       2,034
                                                                              ----------                  ----------
         Total adjustments...........................................               (128)                    (10,968)
                                                                              ----------                  ----------
         Net cash provided by (used in) operating activities.........              5,121                      (5,821)
                                                                              ----------                  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..............................................             (1,514)                       (956)
                                                                              ----------                  ----------
         Net cash used in investing activities.......................             (1,514)                       (956)
                                                                              ----------                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings..........................................             28,908                          --
   Repayment of  borrowings .........................................            (29,236)                         --
   Notes payable.....................................................               (417)                         --
   Merger Costs......................................................                227                          --
   Repayment of capital leases ......................................                (23)                       (121)
   Payment of obligations under Plan of Reorganization...............               (639)                       (561)
             Net cash (used in) financing activities.................             (1,634)                       (682)
                                                                              ----------                  ----------
   Net increase (decrease) in cash and cash equivalents..............              1,973                      (7,459)
                                                                              ----------                  ----------
   Cash and cash equivalents, at beginning of period.................              4,213                      19,813
                                                                              ----------                  ----------
   Cash and cash equivalents, at end of period.......................             $6,186                     $12,354
                                                                              ==========                  ==========

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

2.       RECENT DEVELOPMENTS:

         On May 12, 1999 the Company signed a merger agreement with two private investment funds managed by Three Cities Research, Inc. ("Three Cities") and a wholly-owned affiliate created by these funds to effect the merger. On this same date, Three Cities purchased 2,158,000 shares of the Company's common stock from affiliates of Dickstein Partners, Inc.
This investment equals about a 36% interest in the Company.

         Pursuant to this merger, Three Cities may be able to acquire up to 1,111,966 additional shares and the Company may be able to acquire up to 1,012,520 shares of the approximately 6,041,000 currently outstanding. Under the merger agreement, the Company's stockholders would have the right either to keep their shares after the merger or elect to receive cash in the amount of $7 per share for up to 2,111,966 shares. If holders opt to exchange more than 2,111,966 shares, there would be a pro-rata reduction, so that the electing stockholders would receive cash for some of their shares and would keep the remainder of their shares. The Company would be the surviving corporation in the merger and remain as a public company.

         Three Cities has agreed not to elect to receive any cash. Affiliates of Dickstein Partners, Inc. have stated that they currently intend to elect cash for 250,000 of their remaining 641,736 shares. Officers and directors of the Company do not intend to elect to receive any cash for their shares or to exercise or accelerate the vesting of their options.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         The Company expects to finance the shares it intends to acquire partly by drawing on its existing $42,000,000 revolving credit facility agreement with The CIT Group/Commercial Services, Inc. ("CIT") and partly by drawing on an additional $5,000,000 5-year long-term debt facility with CIT. This new debt carries an interest rate of prime plus two percentage points. The Company has a letter of commitment, subject to conditions, from CIT to provide this financing.

         The merger agreement is subject to approval of holders of two-thirds of the Company's outstanding shares, completion of a final financing agreement and regulatory approvals. The stockholder's meeting is scheduled to be held on August 24, 1999. Neither the Company nor its Board of Directors is providing a recommendation as to whether or not stockholders should elect to exchange their shares for cash. Three Cities and affiliates of Dickstein Partners, Inc.
have agreed to vote their shares in favor of the merger.

3.       INVENTORIES:

         Inventories consist of the following:

                                    July 3,           January 2,
                                     1999                1999
                                    -------           ---------

  (In thousands)

  Raw materials                      $14,786            $10,763

  Work in process                      4,055              2,613

  Finished goods                      16,264             25,251
                                    --------            -------

     Total inventories               $35,105            $38,627
                                    ========            =======


4.       DEBT:

         On June 2, 1997, in preparation for the consummation of the Amended Joint Plan of Reorganization ("the Plan"), a wholly-owned subsidiary of the Company entered into a two-year financing agreement (the "CIT Credit Agreement") with CIT which was amended on October 27, 1998 to extend the agreement through June 2, 2001 to provide direct borrowings and to issue letters of credit on the Company's behalf. Direct borrowings bear interest at prime minus .25% (7.75% at July 3, 1999) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. The Company had a net borrowing availability under the CIT Credit Agreement of $23,503,000 on July 3, 1999 and peak borrowing during the twenty-six weeks ended July 3, 1999 was $12,808,000. There were no direct borrowings outstanding under the CIT Credit Agreement and approximately $10,273,000 was committed under unexpired letters of credit as of July 3, 1999.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         The CIT Credit Agreement has been modified four times through March 29, 1999, to adjust for changes relating to the Company's consolidated balance sheet as it exited from bankruptcy, reflecting associated "fresh start" accounting adjustments, increasing the level of capital expenditures to support the Company's growth and Year 2000 requirements, allowing the acquisition of certain assets of The Warren Apparel Group Ltd., permitting the Company's stock buy-back program, extending the CIT Credit Agreement, increasing the Company's credit line, reducing borrowing costs, and allowing the early termination of the CIT Credit Agreement at the option of the Company. Key modifications include:

|X| The committed credit line has been increased to $42,000,000 from $30,000,000. The sub-limit on letters of credit has also been increased from $20,000,000 to $25,000,000. The limit on inventory based collateral has been raised from $12,000,000 to $15,000,000.

|X| The interest rate on direct borrowings has been reduced from prime plus 100 basis points to prime less 25 basis points.

|X| The Company may repurchase its stock or to pay dividends up to an amount of $10,000,000. As of July 3, 1999, approximately $5,400,000 of this amount remains available.

|X| Covenants related to capital expenditures, minimum ratio of consolidated current assets to consolidated current liabilities, minimum consolidated tangible net worth and minimum consolidated working capital have been set at levels appropriate for normal business conditions and the Company's existing stock repurchase program.

|X|      The Company may, with CIT's approval, acquire new businesses.

|X|      The Company may terminate the CIT Credit Agreement early.

         As collateral for borrowing under the CIT Credit Agreement, the Company has granted to CIT a security interest in substantially all of its assets. In addition, the CIT Credit Agreement contains certain restrictive covenants, including limitations on the incurrence of additional liens and indebtedness. The Company is currently in compliance with or has obtained written waivers for all requirements contained in the CIT Credit Agreement.

5.       INCOME TAXES:

         The provision (benefit) for federal, state and local income taxes is $2,089,000 and $2,072,000 for the twenty-six weeks ended July 3, 1999 and July 4, 1998, respectively and ($183,000) and $171,000 for the thirteen weeks ended July 3, 1999 and July 4, 1998, respectively. Federal income taxes are substantially offset by the utilization of pre-consummation net operating loss carryovers, which are limited to approximately $1,500,000 in 1999.

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

         The Claimants, who are former employees of the Company and who were discharged prior to the filing of the Chapter 11 cases, asserted age and other discrimination claims, including punitive damage claims against the Company in the approximate aggregate sum of $80 million. Following a trial on the merits, the Bankruptcy Court expunged and dismissed those claims in their entirety. The Claimants appealed that decision to the United States District Court for the Southern District of New York, and on July 17, 1998, that Court affirmed the decision of the Bankruptcy Court. The Claimants took a further appeal to the United States Court of Appeals for the Second Circuit, which was dismissed by the Second Circuit on June 28, 1999. Subsequently, the Claimants indicated their intention to petition the United States Supreme Court for relief, but such a petition has not yet been filed.

         Five of the Claimants in the above-described appeal commenced an action alleging employment discrimination against certain former officers and directors of the Company in the United States District Court for the Southern District of New York. The Court dismissed all of the causes of action arising under federal and state statutes, and the only remaining claims are those arising under the New York City Human Rights Law. Discovery is complete and it is expected that a summary judgement motion will be filed by the defending officers and directors in the near future, based upon the final order of the Second Circuit dismissing all discrimination allegations.

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

         In March 1993, a stockholder derivative action entitled "Isidore Langer, derivatively on behalf of The Leslie Fay Companies, Inc. v. John J. Pomerantz et al." was instituted in the Supreme Court of the State of New York, County of New York, against certain officers and directors of the Company and its then auditors. This complaint alleges that the defendants knew or should have known material facts relating to the sales and earnings of the Company, which they failed to disclose. The time to answer, move or otherwise respond to the complaint has not yet expired. The plaintiff seeks an unspecified amount of monetary damages, together with interest thereon, and costs and expenses incurred in the action, including reasonable attorneys' and experts' fees. The Company cannot presently determine the ultimate outcome of this litigation, but believes that it should not have any unfavorable impact on its financial statements. Pursuant to the Plan, a Derivative Action Board, comprised of three persons or entities nominated by the Creditors' Committee and appointed by the Bankruptcy Court, is the only entity authorized to prosecute, compromise and settle or discontinue the derivative action.

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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


8.       ACCOUNTING FOR STOCK OPTION COMPENSATION

         Under the provisions of Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock Based Compensation," the Company has recorded $593,000 and $1,081,000 of non-cash stock based compensation expense for the twenty-six weeks ended July 3, 1999 and July 4, 1998, respectively and $314,000 and $685,000 for the thirteen weeks ended July 3, 1999 and July 4, 1998, respectively. These amounts were offset as adjustments to Capital in excess of par value in the consolidated balance sheets.

9.       NET INCOME PER SHARE:

         For the twenty-six weeks ended July 3, 1999 and July 4, 1998, the basic weighted average common shares outstanding was 6,041,138 and 6,801,967 respectively, and the weighted average shares outstanding assuming dilution was 6,220,849 and 7,149,484, respectively. The difference of 179,711 and 347,517, respectively, represents the incremental shares issuable upon exercise of dilutive stock options.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


ITEM 2.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
------      ----------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
            ---------------------------------------------

(A)  RESULTS OF  OPERATIONS

TWENTY-SIX WEEKS ENDED JULY 3, 1999 AS COMPARED TO
TWENTY-SIX WEEKS ENDED JULY 4, 1998

         The Company recorded net sales of $99,594,000 for the twenty-six weeks ended July 3, 1999, compared with $73,934,000 for the twenty-six weeks ended July 4, 1998, a net increase of $25,660,000 or 34.7%. The Dress product lines net sales, excluding $20,111,000 generated by the recently acquired Warren brands, increased $3,834,000 or 7.4% as a result of increased shipment of the fall season product into the second quarter. Net sales for the Sportswear product lines increased by $1,715,000 or 7.9% mostly as a result of increased growth in the Joan Leslie label.

         Gross profit was $26,527,000 and 26.6% of net sales compared with $19,487,000 and 26.4% for the twenty-six weeks ended July 3, 1999 and July 4, 1998, respectively. The gross profit from the Dress line, net of $6,468,000 generated by the recently acquired Warren brands, rose $850,000 and the percentage of net sales decreased to 27.0% from 27.4%. The gross profit produced by the Sportswear line for the twenty-six weeks ended July 3, 1999, decreased by $278,000 and the percentage of net sales decreased to 21.0% from 23.9% for the comparable period ended July 4, 1998. The decreased gross profit as a percentage of net sales resulted from additional markdowns to liquidate inventory.

         SG&A expenses were $19,384,000 or 19.5% of net sales and $13,651,000 or 18.5% of net sales for the twenty-six weeks ended July 3, 1999 and July 4, 1998, respectively. The expense increase of $5,733,000 was caused mainly by the additional operating expenses related to the Warren brands, which have a higher expense ratio than the other operating brands in the Company, increased advertising expenses and the straight-line expense of rental costs incurred to extend the Company's lease for showroom and office space in New York.

         Non-cash stock based compensation for stock options and outside director compensation that was granted after the Company's emergence from bankruptcy for the twenty-six weeks ended July 3, 1999 and July 4, 1998 was $630,000 and $1,088,000, respectively. The prior year's expense included a retroactive adjustment that resulted from stock option changes approved at the annual stockholder meeting.

         Other income was $672,000 and $575,000 for the twenty-six weeks ended July 3, 1999 and July 4, 1998, respectively. The increase resulted from additional licensing contracts under the "Leslie Fay" brand name entered into during 1998.

         Depreciation and amortization expense for the twenty-six weeks ended July 3, 1999 and July 4, 1998, respectively, was $595,000 and $70,000. The increase was due to the acquisition of fixed assets since the Company's June 4, 1997 emergence from bankruptcy as well as the excess of purchase price over net assets acquired from The Warren Apparel Group Ltd. on October 27, 1998. In addition, the Company recognized income of $2,286,000 for both periods from amortization of excess revalued net assets acquired over equity under fresh start reporting.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

         Interest and financing costs were $1,004,000 and $320,000 for the twenty-six weeks ended July 3, 1999 and July 4, 1998, respectively. The additional interest was generated as a result of higher borrowings during the twenty-six weeks ended July 3, 1999, which were invested in building the Warren brands' working capital. The financing fees under the new CIT Credit Agreement were partially offset by income earned on the cash invested for the twenty-six weeks ended July 3, 1999 and July 4, 1998.

         Other expenses of $534,000 were recorded during the twenty-six weeks ended July 3, 1999 to provide for non-operating legal and financing fees incurred as a result of the merger transaction discussed in "Note 2. Recent Developments".

         The provision for federal, state and local income taxes was $2,089,000 and $2,072,000 for the twenty-six weeks ended July 3, 1999 and July 4, 1998, respectively.

THIRTEEN WEEKS ENDED JULY 3, 1999 AS COMPARED TO
THIRTEEN WEEKS ENDED JULY 4, 1998

         The Company recorded net sales of $38,450,000 for the thirteen weeks ended July 3, 1999, compared with $28,676,000 for the thirteen weeks ended July 4, 1998, a net increase of $9,774,000 or 34.1%. The Dress product lines net sales, excluding $9,510,000 generated by the recently acquired Warren brands, increased $1,423,000 or 6.6% directly as a result of earlier shipment of the fall season product. Net sales for the Sportswear product lines decreased by $1,159,000 or 16.2% as a result of earlier shipment of the summer season in the first quarter and additional markdowns required to liquidate inventory.

         Gross profit was $9,843,000 and 25.6% of net sales compared with $7,489,000 and 26.1% for the thirteen weeks ended July 3, 1999 and July 4, 1998, respectively. The gross profit from the Dress line, net of $3,257,000 generated by the recently acquired Warren brands, fell $137,000 and the percentage of net sales decreased to 24.4% from 26.6%. The gross profit produced by the Sportswear line for the thirteen weeks ended July 3, 1999 decreased by $766,000 and the percentage of net sales decreased to 16.6% from 24.6% for the comparable period ended July 4, 1998. The decreased gross profit resulted primarily from the earlier shipment of the summer season in the first quarter and the decreased gross profit as a percentage of net sales resulted from additional markdowns to liquidate inventory.

         SG&A expenses were $9,011,000 or 23.4% of net sales and $6,511,000 or 22.7% of net sales for the thirteen weeks ended July 3, 1999 and July 4, 1998, respectively. The expense increase of $2,500,000 was caused mainly by the additional operating expenses related to the Warren brands, which have a higher expense ratio than the other operating brands in the Company, increased advertising expenses and the straight-line expense of rental costs incurred to extend the Company's lease for showroom and office space in New York.

         Non-cash stock based compensation for stock options and outside director compensation that was granted after the Company's emergence from bankruptcy for the thirteen weeks ended July 3, 1999 and July 4, 1998 was $329,000 and $692,000, respectively. The prior year's expense included a retroactive adjustment that resulted from stock option changes approved at the annual stockholder meeting.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



         Other income was $323,000 and $303,000 for the thirteen weeks ended July 3, 1999 and July 4, 1998, respectively

         Depreciation and amortization expense for the thirteen weeks ended July 3, 1999 and July 4, 1998, respectively, was $315,000 and $53,000. The increase was due to the acquisition of additional fixed assets since the Company's June 4, 1997 emergence from bankruptcy as well as the excess of purchase price over net assets acquired from The Warren Apparel Group Ltd. on October 27, 1998. In addition, the Company recognized income of $1,143,000 for both periods from amortization of excess revalued net assets acquired over equity under fresh start reporting.

         Interest and financing costs were $335,000 and $130,000 for the thirteen weeks ended July 3, 1999 and July 4, 1998, respectively. The additional interest was generated as a result of higher borrowings during the thirteen weeks ended July 3, 1999, which were invested in building the Warren brands' working capital. The financing fees under the new CIT Credit Agreement were partially offset by income earned on the cash invested for the thirteen weeks ended July 3, 1999 and July 4, 1998.

         Other expenses of $534,000 were recorded during the thirteen weeks ended July 3, 1999 to provide for non-operating legal and financing fees incurred as a result of the merger transaction discussed in "Note 2. Recent Developments".

         The (benefit) provision for federal, state and local income taxes was ($183,000) and $171,000 for the thirteen weeks ended July 3, 1999 and July 4, 1998, respectively. The benefit recorded during the thirteen weeks ended July 3, 1999 resulted from the loss for tax purposes generated during the period. The amortization of excess revalued net assets over equity of $1,143,000 recognized during the period is not deductible for tax purposes. The non-deductibility of the amortization of excess revalued net assets over equity of $1,143,000 during thirteen weeks ended July 4, 1998 did not generate a loss for tax purposes and therefore a tax provision was necessary.

(B)  LIQUIDITY AND CAPITAL RESOURCES

          The CIT Credit Agreement provided a working capital facility commitment of $42,000,000, including a $25,000,000 sublimit on letters of credit. As of July 3, 1999 the Company was utilizing approximately $10,273,000 of the CIT Credit Agreement for the letters of credit, and there were no outstanding cash borrowings. The Company had a net borrowing availability under the CIT Credit Agreement of $23,503,000 on July 3, 1999 and peak borrowing during the twenty-six weeks ended July 3, 1999 was $12,808,000.

         At July 3, 1999, the Company's cash and cash equivalents amounted to $6,186,000 of which $2,628,000 is restricted for payment of the remaining administrative claims as defined in the Plan. Working capital increased $1,770,000 to $37,348,000 for the twenty-six weeks ended July 3, 1999. The primary changes in the components of working capital were: an increase in cash, cash equivalents and short term investments of $1,973,000; an increase in net accounts receivable of $1,094,000; a decrease in inventories of $3,522,000; an increase in prepaid expenses and other current assets of $421,000; a decrease of $1,804,000 in total current liabilities. Accounts receivable

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         increased due to the earlier shipment of fall in the second quarter. This earlier shipment and historically smaller mid-year season volume contributed to the decrease in inventory. The renewal of the Company's annual insurance policies during the second quarter resulted in the increase in prepaid expenses. Total current liabilities decreased as a result of paydown of short term borrowings of $745,000, decreased operating accounts payable and other accrued liabilities of $2,901,000 resulting mostly from the lower inventory levels held, offset by additional income tax liabilities of $1,535,000 and accrued merger costs of $307,000.

         Although the Company's results of operations indicated net income of $5,249,000 for the twenty-six weeks ended July 3, 1999, these results are not indicative of results for an entire year.

         Capital expenditures were $1,514,000 for the twenty-six weeks ended July 3, 1999. Capital expenditures are expected to be approximately $3,000,000 for fiscal year 1999. The anticipated capital expenditures for the remainder of the year are primarily related to improvements in management information and distribution systems as well as fixturing the Company's in-store shops that are planned to be opened in 1999. The Company believes that its financing arrangements and anticipated level of internally generated funds will be sufficient to finance its capital spending during the remainder of 1999.

         The Company signed an Agreement and Plan of Merger between Three Cities and the Company as of May 12, 1999, under which the Company could acquire up to 1,012,520 shares of the Company's common stock at $7 per share (See Note 2). The agreement requires the Company to pay for related professional fees that may approach $1,000,000, $534,000 of which has been incurred in the twenty-six weeks ended July 3, 1999. Under the merger agreement, if holders of fewer than 825,000 shares elect to receive cash, the Company will provide the funds for the full amount (up to $5,800,000). If holders of at least 825,000 shares but not more than 1,625,000 shares elect to receive cash, then Three Cities will provide the funds for the entire amount to the Company's stockholders. In this event, the Company will seek no additional financing from CIT. If holders of more than 1,625,000 shares elect to receive cash, then the Company and Three Cities will share the payment under a formula that limits the Company's payment to $7,087,640.

         To finance this possible acquisition of the Company's common stock, the Company expects to amend its Credit Agreement with CIT. The Company has received a commitment letter from CIT, subject to conditions. The terms of this letter would amend the credit agreement to add a $5 million, five-year, long term debt facility that will bear interest at prime plus 2.0%. Any additional cash requirements due to the merger agreement will be funded from the Company's existing $42,000,000 revolving credit line. The interest rate on the revolving credit line will remain unchanged at prime minus 0.25%. The proposed terms of the amended financing agreement will add an unused line fee at an annual rate of 0.25% of the amount by which the revolving credit facility exceeds the total amount of direct borrowings and the outstanding letters of credit. The Company believes it has the capacity to carry the additional indebtedness created by this agreement under the terms proposed by CIT.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         The Company may pay cash dividends or repurchase its stock under the CIT Credit Agreement as long as those disbursements do not cause the Company to be in violation of the restrictive covenants contained therein and there remains no less than $5,000,000 of unused borrowing capacity and the cumulative stock repurchase or distribution of dividends does not exceed $10,000,000. As noted above, the Company has already expended $4,623,000 of the $10,000,000 available for the repurchase of its common shares. The Company has no plans to pay cash dividends in the foreseeable future. The additional acquisition of stock called for in the merger agreement discussed above will require modification of the CIT Credit Agreement which will limit the Company's ability to pay cash dividends or repurchase its stock.

         The Company is dependent on a number of automated systems to communicate with its customers and suppliers, to efficiently design, manufacture, import and distribute its products, as well as to plan and manage the overall business. The Company recognizes the critical importance of maintaining the proper functioning of its systems.

         In the fourth quarter of 1997, the Company began a review of its systems and technology to address all business requirements, including Year 2000 compliance. This review is complete and a plan has been developed and implemented to meet these needs. Overall, the plan identifies numerous changes required in the Company's systems (both hardware and software) as well as sensitive operating equipment to make them Year 2000 compliant. To maintain timely oversight of the implementation of this plan, the Company's Chief Financial Officer reports regularly to the Audit Committee of the Company's Board of Directors.

         Certain of these changes were implemented in 1998; the others have been implemented in 1999 at an estimated total cost of approximately $1,900,000, plus the utilization of internal staff and other resources both during these implementations and in the future. On May 4, 1998, the Company implemented the first phase of its plan by placing in operation a new purchase order management and invoicing system. Through May 1, 1999, the Company implemented the second and third phases of its plan by placing in operation Year 2000 compliant versions of its accounts payable, accounts receivable, general ledger and EDI translation systems. As of July 3, 1999, the Company has completed the installation of Year 2000 compliant versions of its software and operating equipment. In addition, the Company is in the process of testing these systems to confirm the accuracy of their Year 2000 certifications.

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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         In common with other marketers and distributors of apparel products, the Company believes that the most reasonable worst case scenario may be the effect caused by the failures of third parties and entities with which the Company has no direct involvement. As it involves its own suppliers and customers, the Company is considering various contingency plans that include manual processing and/or outsourcing certain activities. More specific contingency plans will be developed as more information becomes available.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
------    ----------------------------------------
          ABOUT MARKET RISK.
          -----------------

         None.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


PART II  -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
------     -----------------

         For information concerning legal proceedings at the end of the second quarter of 1999, reference is made to Note 6 of the Notes to Consolidated Financial Statements contained herein.

         No other legal proceedings were terminated during the second quarter of 1999 or thereafter, other than ordinary routine litigation incidental to the business of the Company.

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

Date:  August 17, 1999                    THE LESLIE FAY COMPANY, INC.
                                                    (Company)



                                          By:    /s/ Warren T. Wishart
                                                 -------------------------------
                                                     Warren T. Wishart
                                          Senior Vice President - Administration
                                          and Finance, Chief Financial Officer
                                          and Treasurer

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



                                INDEX TO EXHIBITS
                                -----------------



Exhibit No.       Description
----------        -----------


      27          Financial Data Schedule.




                                     -E-1-