Form 10-Q/A
period 1999-07-03
FAY LESLIE CO INC
filed 1999-08-24
CIK 796226

SECURITIES AND EXCHANGE COMMISION
                              WASHINGTON, DC 20549
                              --------------------

                                   FORM 10-Q/A

                                AMENDMENT NO. 1

                                       TO

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

                  Consolidated Statements of Cash Flows (Unaudited) for the
                     Twenty-Six Weeks Ended July 3, 1999 and
                     July 4, 1998, respectively....................................6


Notes to Consolidated Financial Statements.........................................7


SIGNATURES........................................................................13


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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                    UNAUDITED

                                                                           THIRTEEN           THIRTEEN
                                                                          WEEKS ENDED        WEEKS ENDED
                                                                            JULY 3,            JULY 4,
                                                                              1999              1998
                                                                          ------------      ------------

Net Sales.......................................................              $ 38,450         $ 28,676

Cost of Sales...................................................                28,607           21,187
                                                                          -------------    ------------
   Gross profit.................................................                 9,843            7,489
                                                                          -------------    ------------
Operating Expenses:
      Selling, warehouse, general and
          administrative expenses...............................                 9,011            6,511
   Noncash stock based compensation............................                    329              692
   Depreciation and amortization expense........................                   315               53
                                                                          -------------    ------------
       Total operating expenses.................................                 9,655            7,256



   Other income.................................................                  (323)            (303)
   Amortization of excess revalued net assets acquired
        over equity.............................................                (1,143)         ( 1,143)
                                                                          -------------    ------------
   Total operating expenses, net................................                 8,189            5,810
                                                                          -------------    ------------
   Operating income.............................................                 1,654            1,679

Interest and Financing Costs....................................                   335              130
Other Expenses..................................................                   534               --
                                                                          -------------    ------------
   Income before taxes..........................................                   785            1,549

(Benefit) Provision for Taxes...................................                  (183)             171
                                                                          -------------    ------------
   Net Income ..................................................                 $ 968           $1,378
                                                                          =============    ============

   Net Income per Share -Basic..................................                $ 0.16           $ 0.20
                                                                          =============    ============
                        -Diluted................................                $ 0.15           $ 0.19
                                                                          =============    ============

Weighted Average Shares Outstanding -Basic.....................              6,041,138        6,803,956
                                                                          =============    ============
                                    -Diluted...................              6,290,628        7,166,261
                                                                          =============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED
                                                                                 TWENTY-SIX                TWENTY-SIX
                                                                                 WEEKS ENDED               WEEKS ENDED
                                                                                  JULY 3,                    JULY 4,
                                                                                   1999                       1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................            $ 5,249                     $ 5,147
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization...................................                656                          76
     Amortization of excess net assets acquired over equity..........             (2,286)                     (2,286)
     Provision for possible losses on accounts receivable............                 (5)                         19
     Provision for stock based compensation and stock option grants..                630                       1,088
     Changes in assets and liabilities:
       Restricted short term investment..............................                 --                       2,989
       Accounts receivable...........................................             (1,089)                     (3,034)
       Inventories...................................................              3,522                      (6,884)
       Prepaid expenses and other current assets.....................               (458)                       (238)
       Deferred charges and other assets.............................             (1,505)                         44
       Accounts payable, accrued expenses and other current
           liabilities...............................................             (1,722)                     (4,972)
       Income taxes payable..........................................              1,535                          99
       Deferred liabilities..........................................                211                          97
     Changes due to reorganization activities:
       Use of preconsummation deferred taxes........................                 383                       2,034
                                                                              ----------                  ----------
         Total adjustments...........................................               (128)                    (10,968)
                                                                              ----------                  ----------
         Net cash provided by (used in) operating activities.........              5,121                      (5,821)
                                                                              ----------                  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..............................................             (1,514)                       (956)
                                                                              ----------                  ----------
         Net cash used in investing activities.......................             (1,514)                       (956)
                                                                              ----------                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings..........................................             28,908                          --
   Repayment of  borrowings .........................................            (29,236)                         --
   Notes payable.....................................................               (417)                         --
   Merger Costs......................................................               (227)                         --
   Repayment of capital leases ......................................                (23)                       (121)
   Payment of obligations under Plan of Reorganization...............               (639)                       (561)
                                                                              ----------                  ----------
             Net cash (used in) financing activities.................             (1,634)                       (682)
                                                                              ----------                  ----------
   Net increase (decrease) in cash and cash equivalents..............              1,973                      (7,459)
                                                                              ----------                  ----------
   Cash and cash equivalents, at beginning of period.................              4,213                      19,813
                                                                              ----------                  ----------
   Cash and cash equivalents, at end of period.......................             $6,186                     $12,354
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

Date:  August 19, 1999                    THE LESLIE FAY COMPANY, INC.
                                                    (Company)



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