Form 10-Q
period 1999-10-02
FAY LESLIE CO INC
filed 1999-11-16
CIK 796226

================================================================================


                        SECURITIES AND EXCHANGE COMMISION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999        COMMISSION FILE NO. 1-9196


                          THE LESLIE FAY COMPANY, INC.


          DELAWARE                                       13-3197085
STATE OF OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


          1412 BROADWAY
       NEW YORK, NEW YORK                                   10018
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

Yes   [X]      No [_]


There were 5,053,138 shares of Common Stock outstanding at October 2, 1999.


================================================================================

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of October 2, 1999 (Unaudited)
            and January 2, 1999, respectively.............................. 3

         Consolidated Statements of Operations (Unaudited) for the
            Thirty-Nine weeks Ended October 2, 1999 and
            October 3, 1998, respectively.................................. 4

         Consolidated Statements of Operations (Unaudited) for the
            Thirteen Weeks Ended October 2, 1999 and
            October 3, 1998, respectively.................................. 5

         Consolidated Statements of Cash Flows (Unaudited) for the
          Thirty-Nine Weeks Ended October 2, 1999 and
           October 3, 1998, respectively................................... 6


Notes to Consolidated Financial Statements................................. 7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................13

Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk.............................................18

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................19
Item 2.  Changes in Securities.............................................19
Item 3.  Defaults Upon Senior Securities...................................19
Item 4.  Submission of Matters to a Vote of Security Holders...............19
Item 5.  Other Information.................................................20
Item 6.  Exhibits and Reports on Form 8-K..................................20

SIGNATURES.................................................................21

INDEX TO EXHIBITS..........................................................E-1

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PAR VALUE SHARE DATA)

                                                                           UNAUDITED       AUDITED
                                                                           OCTOBER 2,     JANUARY 2,
                                ASSETS                                        1999          1999
                                ------                                     ----------     ----------
Current Assets:
    Cash and cash equivalents.......................................       $    732     $    946
    Restricted cash and cash equivalents............................          3,572        3,267
    Accounts receivable- net of allowances for possible losses of
       $6,536 and $6,825, respectively..............................         40,233       16,172
    Inventories.....................................................         28,681       38,627
    Prepaid expenses and other current assets.......................          1,058          970
                                                                            -------      -------
       Total Current Assets.........................................         74,276       59,982
    Property, plant and equipment, at cost, net of accumulated
       depreciation of $1,237 and $409, respectively................          3,823        2,781
    Excess of purchase price over net assets acquired-net of
       accumulated amortization of $279 and $50, respectively.......          4,406        4,490
    Deferred charges and other assets...............................          2,289          551

    Total Assets....................................................       $ 84,794     $ 67,804
                                                                            =======      =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Short term debt.................................................       $ 13,913     $ 1,162
    Accounts payable................................................          9,648      12,070
    Accrued expenses and other current liabilities..................          8,495       7,486
    Accrued expenses and other current confirmation liabilities.....          3,572       3,267
    Income taxes payable............................................          1,260         371
    Current portion of capitalized leases...........................             30          48
                                                                            -------     -------
       Total Current Liabilities....................................         36,918      24,404
    Long term note payable..........................................          4,250          --
    Excess of  revalued  net assets  acquired  over  equity  under fresh - start reporting, net of accumulated amortization of
       $10,668 and $7,239, respectively.............................          3,040       6,469
    Long term debt-capitalized leases...............................             --          17
    Deferred liabilities............................................            777         477
    Total Liabilities...............................................         44,985      31,367
                                                                            -------     -------
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; 500 shares authorized, no
     shares issued and outstanding...................................            --          --
Common stock, $.01 par value; 20,000 shares authorized;
      6,870 and 6,858 shares issued, respectively....................            69          69
 Capital in excess of par value.....................................         30,805      28,824
 Retained earnings..................................................         20,558      12,167
                                                                            -------     -------
    Subtotal........................................................         51,432      41,060
 Treasury stock, at cost; 1,817 and 817 shares, respectively........         11,623       4,623
                                                                            -------     -------
    Total Stockholders' Equity......................................         39,809      36,437
                                                                            -------     -------
 Total Liabilities and Stockholders' Equity.........................       $ 84,794    $ 67,804
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

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                    UNAUDITED


                                                                     THIRTY-NINE    THIRTY-NINE WEEKS
                                                                     WEEKS ENDED          ENDED
                                                                     OCTOBER 2,         OCTOBER 3,
                                                                         1999             1998
                                                                     -----------    -----------------
Net Sales......................................................     $  158,216        $  122,723
Cost of Sales..................................................        116,923            91,087
                                                                      ---------         ---------
   Gross profit.................................................         41,293            31,636
                                                                      ---------         ---------
Operating Expenses:
      Selling, warehouse, general and
          administrative expenses...............................         29,284            20,735

   Non-cash stock based compensation............................          1,130             1,430
   Depreciation and amortization expense........................            959               198
                                                                      ---------         ---------
       Total operating expenses.................................         31,373            22,363
   Other income.................................................         (1,054)             (877)

   Amortization of excess revalued net assets acquired
         over equity............................................         (3,429)           (3,429)
                                                                      ---------         ---------
   Total operating expenses, net................................         26,890            18,057
                                                                      ---------         ---------
   Operating income.............................................         14,403            13,579

Interest and Financing Costs....................................         1,661               680
Other Expenses..................................................         900                --
                                                                      ---------         ---------
   Income before taxes..........................................         11,842            12,899
Provision for Taxes.............................................          3,451             3,983
                                                                      ---------         ---------
   Net Income ..................................................     $    8,391            $8,916
   Net Income per Share - Basic.................................         $ 1.42            $ 1.33
                                                                      =========         =========
                        - Diluted...............................         $ 1.36            $ 1.26
                                                                      =========         =========
Weighted Average Shares Outstanding - Basic.....................      5,900,083         6,718,960
                                                                      =========         =========
                                     - Diluted..................      6,148,149         7,065,228
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

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                    UNAUDITED


                                                                      THIRTEEN       THIRTEEN
                                                                     WEEKS ENDED     WEEKS ENDED
                                                                     OCTOBER 2,     OCTOBER 3,
                                                                        1999           1998
                                                                     -----------     -----------
Net Sales......................................................      $   58,622    $   48,789
Cost of Sales..................................................          43,856        36,640
                                                                      ---------     ---------
   Gross profit.................................................         14,766        12,149
                                                                      ---------     ---------
Operating Expenses:
          Selling, warehouse, general and
            administrative expenses.............................          9,900         7,084
   Non-cash stock based compensation............................            500           342
   Depreciation and amortization expense........................            364           128
                                                                      ---------     ---------
        Total operating expenses................................         10,764         7,554
   Other income.................................................           (382)         (302)
   Amortization of excess revalued net assets acquired
        over equity.............................................         (1,143)      ( 1,143)
                                                                      ---------     ---------
   Total operating expenses, net................................          9,239         6,109
                                                                      ---------     ---------
   Operating income.............................................          5,527         6,040
Interest and Financing Costs....................................           657           360
Other Expenses..................................................          366            --
                                                                      ---------     ---------
   Income before taxes..........................................          4,504         5,680
Provision for Taxes.............................................          1,362         1,911
                                                                      ---------     ---------
   Net Income ..................................................         $3,142        $3,769
                                                                      =========     =========
   Net Income per Share - Basic.................................         $ 0.56        $ 0.58
                                                                      =========     =========
                        - Diluted...............................         $ 0.52        $ 0.55
                                                                      =========     =========
Weighted Average Shares Outstanding - Basic.....................     5,617,973     6,552,033
                                                                      =========     =========
                                     - Diluted..................      6,008,999     6,842,790
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


                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                           THIRTY-NINE        THIRTY-NINE
                                                                           WEEKS ENDED        WEEKS ENDED
                                                                           OCTOBER 2,          OCTOBER 3,
                                                                              1999               1998
                                                                           -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................       $ 8,391             $ 8,916
   Adjustments to reconcile net income to net cash used
     in operating activities:
     Depreciation and amortization...................................         1,057                 207
     Amortization of excess net assets acquired over equity..........        (3,429)             (3,429)
     Provision for possible losses on accounts receivable............            (6)                (25)

     Provision for stock based compensation and stock option grants..         1,130               1,430
     Changes in assets and liabilities:

       Restricted short term investment..............................            --               2,989

       Accounts receivable...........................................       (24,055)            (23,071)

       Inventories...................................................         9,946               1,585
       Prepaid expenses and other current assets.....................          (125)               (259)
       Deferred charges and other assets.............................        (1,738)                 --
       Accounts payable, accrued expenses and other current
           liabilities...............................................           (27)             (2,721)
       Income taxes payable..........................................           889               2,715
       Deferred liabilities..........................................           300                 223
     Changes due to reorganization activities:

       Use of pre-consummation deferred taxes........................           839               1,297
                                                                            -------              ------
         Total adjustments...........................................       (15,219)            (19,059)
                                                                            -------              ------
         Net cash used in operating activities.......................        (6,828)            (10,143)
                                                                            -------              ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..............................................        (1,870)             (1,503)
   Net cash paid for acquisition.....................................           (97)                 --
   Treasury stock repurchases........................................        (7,000)             (4,623)
   Merger costs......................................................          (775)                 --
                                                                            -------              ------
         Net cash used in investing activities.......................        (9,742)             (6,126)
                                                                            -------              ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings..........................................        53,084               1,494
   Repayment of  borrowings .........................................       (40,457)                 --

   Notes payable.....................................................         4,374                  --

   Repayment of capital leases ......................................           (35)               (134)
   Payment of obligations under Plan of Reorganization...............          (305)               (817)
                                                                            -------              ------
        Net cash provided by financing activities....................        16,661                 543
                                                                            -------              ------
   Net increase (decrease) in cash and cash equivalents..............            91             (15,726)
   Cash and cash equivalents, at beginning of period.................         4,213              19,813
                                                                            -------              ------
   Cash and cash equivalents, at end of period.......................      $  4,304             $ 4,087
                                                                            =======              ======


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

2.       RECENT DEVELOPMENTS:

         On August 25, 1999, following the approval of more than two-thirds of the shareholders of the Company, the Company completed a merger transaction with an affiliate of Three Cities Research, Inc. In connection with the merger, holders of common stock of the Company had the right to elect to receive cash for their shares. The holders of 2,111,966 shares of the Company's common stock received $7 in cash per share for their shares. Three Cities provided $7,783,762 in return for 1,111,966 shares of common stock of the Company. The remaining 1,000,000 shares were returned to treasury. The approximately $7 million of cash required of the Company to consummate the cash election was financed though a $5 million, five year note, and through additional borrowings under the Company's credit line.

         The merger transaction also affected a modification of the Certificate of Incorporation of the Company that changed certain provisions regarding the approval of certain business combination transactions.

         The Company also amended its credit agreement with CIT to approve the merger transaction and to add a $5 million, five-year term note payable, the proceeds of which substantially paid for the Company's $7 million cash requirement for the stock repurchase. The amendment also modified financial covenants, established a dividend or stock re-purchase "basket" (See Note 4.), and extended the credit agreement through June 2, 2004.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

3.       INVENTORIES:

         Inventories consist of the following:


                                              (Unaudited)
                                               October 2,      January 2,
                                                  1999            1999
                                               ----------      ----------
  (In thousands)
    Raw materials                               $15,692         $10,763
   Work in process                                3,562           2,613
    Finished goods                                9,427          25,251
                                                 ------          ------
      Total inventories                         $28,681         $38,627
                                                 ======          ======

4.       DEBT:

         On June 2, 1997, in preparation for the consummation of the Amended Joint Plan of Reorganization ("the Plan"), a wholly-owned subsidiary of the Company entered into a two-year financing agreement (the "CIT Credit Agreement") with CIT which was amended on August 25, 1999 to extend the agreement through June 2, 2004 to provide direct borrowings and to issue letters of credit on the Company's behalf. Direct borrowings bear interest at prime minus .25% (8% at October 2, 1999) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. The Company had a net borrowing availability under the CIT Credit Agreement of $19,404,000 on October 2, 1999 and peak borrowing during the thirty-nine weeks ended October 2, 1999 was $16,157,000. There was $12,955,000 in direct borrowings outstanding under the CIT Credit Agreement and approximately $9,641,000 was committed under unexpired letters of credit as of October 2, 1999. Additionally, the Company borrowed, through a five year term note payable, $5,000,000 at an interest rate of prime plus 200 basis points (10.25% at October 2, 1999) which was used to repurchase the Company's common stock. (See Note 2.).

         The CIT Credit Agreement has been modified five times through August 25, 1999, to adjust for changes relating to the Company's consolidated balance sheet as it exited from bankruptcy, reflecting associated "fresh start" accounting adjustments, increasing the level of capital expenditures to support the Company's growth and Year 2000 requirements, allowing the acquisition of certain assets of The Warren Apparel Group Ltd., permitting the Company's stock buy-back program, extending the CIT Credit Agreement, increasing the Company's credit line, reducing borrowing costs, and allowing the early termination of the CIT Credit Agreement at the option of the Company. Key modifications include:

|X|  CIT approval for the merger transaction as referenced in Note 2.

|X| The committed credit line has been increased to $42,000,000 from $30,000,000. The sub-limit on letters of credit has also been increased from $20,000,000 to $25,000,000. The limit on inventory based collateral has been raised from $12,000,000 to $20,000,000 and will increase by $1,000,000 automatically each fiscal year.

|X| The interest rate on direct borrowings has been reduced from prime plus 100 basis points to prime less 25 basis points.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


|X| The Company may pay dividends or repurchase stock as long as the amount paid after August 25, 1999 does not exceed, in the aggregate, the sum of $2,000,000 plus one half of the net income exceeding $1,000,000 on a cumulative basis for the period commencing with the fiscal quarter ending October 2, 1999 and ending with the fiscal quarter preceding the date of the proposed dividend or stock repurchase. Borrowing availability before and after the making of any such dividend payment or stock repurchase can not be less than $5,000,000.

|X| The Company issued a five-year term note payable in the amount of $5,000,000 at an interest of prime plus 200 basis points.

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

         Partial payment for the assets acquired from the Warren Apparel Group, Ltd. was made in the form of a short term note payable, of which the final payment of $208,000 was paid on October 27,1999,

5.       INCOME TAXES:

         The provision for federal, state and local income taxes is $3,451,000 and $3,983,000 for the thirty-nine weeks ended October 2, 1999 and October 3, 1998, respectively and $1,362,000 and $1,911,000 for the thirteen weeks ended October 2, 1999 and October 3, 1998, respectively. Federal and state income taxes are partially offset by the utilization of pre-consummation net operating loss carryovers. The utilization of pre-consummation net operating loss carryovers for federal income tax purposes is limited to approximately $1,500,000 in 1999.

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

         The Claimants, who are former employees of the Company and who were discharged prior to the filing of the Chapter 11 cases, asserted age and other discrimination claims, including punitive damage claims against the Company in the approximate aggregate sum of $80 million. Following a trial on the merits, the Bankruptcy Court expunged and dismissed those claims in their entirety. The Claimants appealed that decision to the United States District Court for the Southern District of New York, and on July 17, 1998, that Court affirmed the decision of the Bankruptcy Court. The Claimants took a further appeal to the United States Court of Appeals for the Second Circuit, which affirmed the decision of the United States District Court in a summary order dated June 28, 1999. On September 27, 1999, the Claimants filed a petition for certiorari review by the United States Supreme Court. The Company has been advised that it is very unlikely that the Supreme Court will grant the petition for review of the Second Circuit decision. The Company's response to the Claimants' petition is due by November 29, 1999.

         Five of the Claimants in the above-described appeal commenced an action alleging employment discrimination against certain former officers and directors of the Company in the United States District Court for the Southern District of New York. The Court dismissed all of the causes of action arising under federal and state statutes, and the only remaining claims are those arising under the New York City Human Rights Law. Discovery is complete and it is expected that a summary judgement motion will be filed by the defending officers and directors in the near future, following the resolution of the current petition pending before the Supreme Court.

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

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         In February 1993, the United States Attorney for the Middle District of Pennsylvania issued a Grand Jury Subpoena seeking the production of documents as a result of the Company's announcement of accounting irregularities. In 1994, Donald F. Kenia, former Controller of the Company, was indicted by a federal grand jury in the Middle District of Pennsylvania and pleaded guilty to the crime of securities fraud in connection with the accounting irregularities. On or about October 29, 1996, Paul F. Polishan, former Senior Vice President and Chief Financial Officer of the Company, was indicted by the federal grand jury in the Middle District of Pennsylvania for actions relating to the accounting irregularities. The trial of the case against Paul F. Polishan has been scheduled for March 2000.

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

7.       STOCKHOLDERS' EQUITY:

         At June 4, 1997, 6,800,000 shares, adjusted retroactively for a two for one stock split effected on July 1,1998, were issued and outstanding and were being held by the plan administrator in trust. In July 1997, 5,372,000 (79%) of the shares were distributed. During the period from February 15, 1999 through March 5, 1999, approximately 1,250,000 (88%) of the remaining shares were distributed. Of the remaining shares, 140,660 were exchanged for cash in the merger described in Note 2. The remaining shares are being held back by the plan administrator until the final disputed claims are settled before the Bankruptcy Court.

8.       ACCOUNTING FOR STOCK OPTION COMPENSATION:

         Under the provisions of Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock Based Compensation," the Company has recorded $1,010,000 and $1,400,000 of non-cash stock based compensation expense for the thirty-nine weeks ended October 2, 1999 and October 3, 1998, respectively and $417,000 and $320,000 for the thirteen weeks ended October 2, 1999 and October 3, 1998, respectively. These amounts were offset as adjustments to Capital in excess of par value in the Consolidated Balance Sheets.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

9.       NET INCOME PER SHARE:

         For the thirty-nine weeks ended October 2, 1999 and October 3, 1998, the basic weighted average common shares outstanding was 5,900,083 and 6,718,960 respectively, and the weighted average shares outstanding assuming dilution was 6,148,149 and 7,065,228 respectively. The difference of 248,066 and 346,268, respectively, represents the incremental dilution of shares upon exercise of dilutive stock options.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(A)  RESULTS OF  OPERATIONS

THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999 AS COMPARED TO
THIRTY-NINE WEEKS ENDED OCTOBER 3, 1998

         The Company recorded net sales of $158,216,000 for the thirty-nine weeks ended October 2, 1999, compared with $122,723,000 for the thirty-nine weeks ended October 3, 1998, a net increase of $35,493,000 or 28.9%. The Dress product line's net sales, excluding $34,635,000 generated by the recently acquired Warren brands and the launch of the Leslie Fay Evenings brand, increased $2,751,000 or 3.6%. Net sales for the Sportswear product line decreased by $1,893,000 or 4.1%

         Gross profit was $41,293,000 and 26.1% of net sales compared with $31,636,000 and 25.8% for the thirty-nine weeks ended October 2, 1999 and October 3, 1998, respectively. The gross profit from the Dress line, net of $11,324,000 generated by the recently acquired Warren brands and the launch of the Leslie Fay Evening brand, rose $689,000 while the percent to net sales remained constant at 26.1%. The gross profit produced by the Sportswear line for the thirty-nine weeks ended October 2, 1999 decreased by $2,376,000 and the percent to net sales decreased to 21.0% from 25.2% for the comparable period ended October 3, 1998. The decreased gross profit as a percentage of net sales resulted from additional markdowns to sell inventory.

         SG&A expenses were $29,284,000 and 18.5% of net sales and $20,735,000 and 16.9% of net sales for the thirty-nine weeks ended October 2, 1999 and October 3, 1998, respectively. The expense increase of $8,549,000 was caused mainly by the additional operating expenses related to the Warren brands, which have a higher expense ratio than the other operating brands in the Company, increased advertising expenses and additional rental costs incurred to extend the Company's lease for showroom and office space in New York.

         Non-cash stock based compensation for stock options and outside director compensation that was granted after the Company's emergence from bankruptcy for the thirty-nine weeks ended October 2, 1999 and October 3, 1998 was $1,130,000 and $1,430,000, respectively. The current year's expense includes one time only expenses relating to the early vesting of middle management stock options as a result of the merger transaction discussed in Note 2 . The prior year's expense included additional costs that resulted from stock option changes approved at the annual stockholders meeting.

         Other income was $1,054,000 and $877,000 for the thirty-nine weeks ended October 2, 1999 and October 3, 1998, respectively. The increase resulted from additional licensing contracts under the "Leslie Fay" brand name entered into during 1998.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

         Depreciation and amortization expense for the thirty-nine weeks ended October 2, 1999 and October 3, 1998, respectively, was $959,000 and $198,000. The increase was due to the acquisition of fixed assets since the Company's June 4, 1997 emergence from bankruptcy as well as the excess of purchase price over net assets acquired from The Warren Apparel Group Ltd. on October 27, 1998. In addition, the Company recognized income of $3,429,000 for both periods from amortization of excess revalued net assets acquired over equity under fresh start reporting.

         Interest and financing costs were $1,661,000 and $680,000 for the thirty-nine weeks ended October 2, 1999 and October 3, 1998, respectively. The additional interest was generated as a result of higher borrowings during the thirty-nine weeks ended October 2, 1999, which were invested in building the Warren brands' working capital as well as the buy back of the Company's shares in connection with the merger with an affiliate of Three Cities Research, Inc. Also, the Company incurred interest expense during the period ended October 2, 1999 as a result of the borrowing of $5,000,000 through a five year term note payable (See Note 4). The financing fees under the new CIT Credit Agreement were partially offset by income earned on the cash invested for the thirty-nine weeks ended October 2, 1999 and October 3, 1998.

         Other expenses of $900,000 were recorded during the thirty-nine weeks ended October 2, 1999 to provide for non-operating legal fees incurred as a result of the merger transaction discussed in Note 2.

         The provision for federal, state and local income taxes was $3,451,000 and $3,983,000 for the thirty-nine weeks ended October 2, 1999 and October 3, 1998, respectively.

THIRTEEN WEEKS ENDED OCTOBER 2, 1999 AS COMPARED TO
THIRTEEN WEEKS ENDED OCTOBER 3, 1998

         The Company recorded net sales of $58,622,000 for the thirteen weeks ended October 2, 1999, compared with $48,789,000 for the thirteen weeks ended October 3, 1998, a net increase of $9,833,000 and 20.2%. The Dress product line's net sales, excluding $14,524,000 generated by the recently acquired Warren brands and the launch of the Leslie Fay Evenings brand, decreased $1,083,000 and 4.5% as a result of earlier shipment of fall season product in the second quarter as well as receipt of order confirmations too late to ship in the period. Net sales for the Sportswear product line decreased by $3,608,000 and 14.7% as a result of decreased volume and additional markdowns required to sell inventory.

         Gross profit was $14,766,000 and 25.2% of net sales compared with $12,149,000 and 24.9% for the thirteen weeks ended October 2, 1999 and October 3, 1998, respectively. The gross profit from the Dress line, net of $4,932,000 generated by the recently acquired Warren brands and the launch of the Leslie Fay Evenings brand, fell $237,000 and the percentage of net sales increased to 23.5% from 23.4%. The gross profit produced by the Sportswear line for the thirteen weeks ended October 2, 1999 decreased by $2,078,000 and the percentage of net sales decreased to 21.0% from 26.4% for the comparable period ended October 3, 1998. The decreased gross profit dollars resulted from both a decreased volume and the additional markdowns required to sell inventory.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         SG&A expenses were $9,900,000 and 16.9% of net sales and $7,084,000 and 14.5% of net sales for the thirteen weeks ended October 2, 1999 and October 3, 1998, respectively. The expense increase of $2,816,000 was caused mainly by the additional operating expenses related to the Warren brands, which have a higher expense ratio than the other operating brands in the Company and additional rental costs incurred to extend the Company's lease for showroom and office space in New York.

         Non-cash stock based compensation for stock options and outside director compensation that was granted after the Company's emergence from bankruptcy for the thirteen weeks ended October 2, 1999 and October 3, 1998 was $500,000 and $342,000, respectively. The current year's expense includes expenses relating to the early vesting of middle management stock options as a result of the merger transaction discussed in Note 2 .

         Other income was $382,000 and $302,000 for the thirteen weeks ended October 2, 1999 and October 3, 1998, respectively.

         Depreciation and amortization expense for the thirteen weeks ended October 2, 1999 and October 3, 1998, respectively, was $364,000 and $128,000. The increase was due to the acquisition of additional fixed assets since the Company's June 4, 1997 emergence from bankruptcy as well as the excess of purchase price over net assets acquired from The Warren Apparel Group Ltd. on October 27, 1998. In addition, the Company recognized income of $1,143,000 for both periods from amortization of excess revalued net assets acquired over equity under fresh start reporting.

         Interest and financing costs were $657,000 and $360,000 for the thirteen weeks ended October 2, 1999 and October 3, 1998, respectively. The additional interest was generated as a result of higher borrowings during the thirteen weeks ended October 2, 1999, which were invested in building the Warren brands' working capital. Also, the Company incurred interest expense during the period ended October 2, 1999 as a result of the borrowing of $5,000,000 through a five year term note payable (See Note 4). The financing fees under the new CIT Credit Agreement were partially offset by income earned on the cash invested for the thirteen weeks ended October 2, 1999 and October 3, 1998.

         Other expenses of $366,000 were recorded during the thirteen weeks ended October 2, 1999 to provide for non-operating legal fees incurred as a result of the merger transaction discussed in Note 2. .

         The provision for federal, state and local income taxes was $1,362,000 and $1,911,000 for the thirteen weeks ended October 2, 1999 and October 3, 1998, respectively.

(B)  LIQUIDITY AND CAPITAL RESOURCES

          The CIT Credit Agreement provides a working capital facility commitment of $42,000,000, including a $25,000,000 sublimit on letters of credit. As of October 2, 1999 the Company was utilizing approximately $9,641,000 under the CIT Credit Agreement for letters of credit, and there was $12,955,000 in outstanding cash borrowings. The Company had a net borrowing availability under the CIT Credit Agreement of $19,404,000 on October 2, 1999 and peak borrowing during the thirty-nine weeks ended October 2, 1999 was $16,157,000.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         At October 2, 1999, the Company's cash and cash equivalents amounted to $4,304,000 of which $3,572,000 is restricted for payment of the remaining administrative claims as defined in the Plan of Reorganization. Working capital increased $1,780,000 to $37,358,000 for the thirty-nine weeks ended October 2, 1999. The changes in the components of working capital were: an increase in cash, cash equivalents and short term investments of $91,000; an increase in net accounts receivable of $24,061,000; a decrease in inventories of $9,946,000; an increase in prepaid expenses and other current assets of $88,000 and an increase of $12,514,000 in total current liabilities. Accounts receivable increased due to the additional volume generated by the recently acquired Warren brands and the historically high shipment of Fall season product at the end of the period. The high volume of Fall shipments contributed to the decrease in inventory. The renewal of the Company's annual insurance policies during the second quarter resulted in the increase in prepaid expenses. Total current liabilities increased as a result of additional short term borrowings of $12,626,000, increased current portion of notes payable of $125,000, decreased operating accounts payable and other accrued liabilities of $1,251,000 resulting mostly from the lower inventory levels held, offset by additional income tax liabilities of $889,000 and accrued merger costs of $125,000.

         Although the Company's results of operations indicated net income of $8,391,000 for the thirty-nine weeks ended October 2, 1999, these results are not indicative of results for an entire year.

         Capital expenditures were $1,870,000 for the thirty-nine weeks ended October 2, 1999. Capital expenditures are expected to be less than $3,000,000 for fiscal year 1999. The anticipated capital expenditures for the remainder of the year are primarily related to improvements in management information and distribution systems as well as fixturing the Company's in-store shops that are planned to be opened in 1999. The Company believes that its financing arrangements and anticipated level of internally generated funds will be sufficient to finance its capital spending during the remainder of 1999.

         The Company, as part of the merger discussed in Note 2 , repurchased 1,000,000 shares of its common stock for $7.00 per share. The Company financed this purchase by a $5,000,000 five-year term note payable and an additional $2,000,000 draw on its line of credit.

         The Company may pay cash dividends or repurchase its stock under the CIT Credit Agreement as long as those disbursements do not cause the Company to be in violation of the restrictive covenants, there remains no less than $5,000,000 of unused borrowing capacity and the cumulative stock repurchase or distribution of dividends does not exceed the dividend and stock repurchase basket described in Note 4. At the end of the fiscal quarter ended October 2, 1999 the Company may borrow up to $3,071,000 for stock repurchase or dividend distribution. The Company has no plans to pay cash dividends in the foreseeable future.

         The Company is dependent on a number of automated systems to communicate with its customers and suppliers, to efficiently design, manufacture, import and distribute its products, as well as to plan and manage the overall business. The Company recognizes the critical importance of maintaining the proper functioning of its systems.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


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

         Certain of these changes were implemented in 1998; the others have been implemented in 1999 at an estimated total cost of approximately $1,900,000, plus the utilization of internal staff and other resources both during these implementations and in the future. On May 4, 1998, the Company implemented the first phase of its plan by placing in operation a new purchase order management and invoicing system. Through May 1, 1999, the Company implemented the second and third phases of its plan by placing in operation Year 2000 compliant versions of its accounts payable, accounts receivable, general ledger and EDI translation systems. As of October 2, 1999, the Company has completed the installation of Year 2000 compliant versions of its software and operating equipment. In addition, the Company is in the process of testing these systems to confirm the accuracy of their Year 2000 certifications.

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

         In common with other marketers and distributors of apparel products, the Company believes that the most reasonable worst case scenario may be the effect caused by the failures of third parties and other entities with which the Company has no direct involvement, including failures by governmental entities. As it involves its own suppliers and customers, the Company has contingency plans that include manual processing and the modification of receiving dates and has requested the modification of shipment dates to its customers. More specific contingency plans will be developed as more information becomes available.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.

         None.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


PART II  -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

         For information concerning legal proceedings at the end of the third quarter of 1999, reference is made to Note 6 of the Notes to Consolidated Financial Statements contained herein.

         No other legal proceedings were terminated during the third quarter of 1999 or thereafter, other than ordinary routine litigation incidental to the business of the Company.

ITEM 2.    CHANGES IN SECURITIES.

                  None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)      Date of Annual Meeting of Stockholders - August 24, 1999

(b) Approval of the adoption of the Agreement and Plan of Merger among the Company, Three Cities Offshore II C.V., Three Cities Fund II, LLP and TCR Acquisition Sub Co.

                                STOCKHOLDER VOTES

For:                                          4,715,466
Against:                                         12,722
Abstentions:                                        405
Broker Non-Votes:                               973,536

(c)      The election of eight directors

                                STOCKHOLDER VOTES

                                    FOR                        WITHHELD

Clifford B. Cohn                 5,684,181                      17,948
Mark Kaufman                     5,684,181                      17,948
Bernard Olsoff                   5,684,523                      17,606
John J. Pomerantz                5,684,523                      17,606
Robert L. Sind                   5,684,523                      17,606
H. Whitney Wagner                5,684,523                      17,606
John A. Ward                     5,684,523                      17,606
Thomas G. Weld                   5,684,523                      17,606

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


(d) Ratification of the action of the Board of Directors in appointing Arthur Andersen LLP as independent accountants of the Company.

                                STOCKHOLDER VOTES

For:                                               5,693,798
Against:                                                   6
Abstentions:                                           8,325
Broker Non-Votes:                                         __

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

Date:  November 16, 1999                 THE LESLIE FAY COMPANY, INC.
                                         (Company)



                                         By:  /s/ Warren T. Wishart
                                             ___________________________________
                                                  Warren T. Wishart
                                         Senior Vice President - Administration
                                         and Finance, Chief Financial Officer
                                         and Treasurer

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


                                INDEX TO EXHIBITS
                                -----------------



Exhibit No.              Description
-----------              -----------

4.1 Fourth Amendment dated as of March 29, 1999 to the Revolving Credit Agreement between Leslie Fay Marketing, Inc. ("LFM") and The CIT Group/Commercial Services, Inc. ("CIT")
4.2 Fifth Amendment dated as of August 25, 1999 to the Revolving Credit Agreement between LFM and CIT
10.1 Amendment No. 1 dated as of January 1999 to Employment Agreement dated as of January 4, 1998 between the registrant and John J. Pomerantz
10.2 Amendment No. 1 dated as of January 1999 to Employment Agreement dated as of January 4, 1998 between the registrant and John Ward
10.3 Amendment No. 1 dated as of January 1999 to Employment Agreement dated as of January 4, 1998 between the registrant and Dominick Felicetti
10.4 Amendment No. 1 dated as of January 1999 to Employment Agreement dated as of January 4, 1998 between the registrant and Warren T. Wishart
27        Financial Data Schedule.