Form 10-K
period 2000-01-01
FAY LESLIE CO INC
filed 2000-04-03
CIK 796226

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 1, 2000            COMMISSION FILE NO. 1-9196

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

                           Common Stock, .01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405
of Regulation S-K is not contained herein.   [ ]

The aggregate market value of the voting stock (based on the average bid and asked prices of such stock) held by non-affiliates of the registrant at March 24, 2000 was approximately $15,825,670.

There were 5,073,138 shares of Common Stock outstanding at March 24, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                      None

                                     PART I
                                     ------

ITEM 1.  BUSINESS.
-------  ---------

         The Company is engaged principally in the design, arranging for the manufacture, and the sale of diversified lines of women's dresses and sportswear. The Company's products focus on career, social occasion and evening clothing that cover a broad retail price range and offer the consumer a wide selection of styles, fabrics and colors suitable for different ages, sizes and fashion preferences. The Company believes that it is among the major producers of moderate-price dresses and that it is considered one of the major resources to department store retailers of such products. The Leslie Fay business has been in continuous operation as an apparel company since 1947.

         On June 4, 1997, the Company reorganized following a voluntary petition under Chapter 11 of the Bankruptcy Code. (See "Reorganization Under Chapter 11" below).

         The Company's business is seasonal in nature, with sales being greatest in the first and third quarters. Accordingly, the inventory purchase levels are highest during the second and fourth quarters.

RECENT DEVELOPMENTS

         On February 15, 2000, the Company entered into a license agreement with the licensing subsidiary of Liz Claiborne, Inc. to manufacture dresses and suits under the Liz Claiborne and Elisabeth trademarks. The Company also purchased the dress finished goods and raw materials inventory of Liz Claiborne and agreed to honor related manufacturing commitments that had been made by Liz Claiborne as of February 15, 2000. Beginning for the Fall 2000 season that begins to ship in June 2000, the Company will design and arrange the manufacture of Liz Claiborne and Elisabeth dresses. Liz Claiborne and Elisabeth dresses are sold in department and specialty stores throughout the United States and, to a much lesser extent, in Canada, Mexico and other parts of the world.

         The agreements with Liz Claiborne provide that the Company will pay royalties including guaranteed minimum royalty payments of up to approximately $2,000,000 throughout the five year initial term of the agreement against 6% of the net sales of Liz Claiborne and Elisabeth dresses and suits. The Company also will reimburse Liz Claiborne for certain operating costs on a transitional basis. While the Company anticipates adding about $25 million in net sales for 2000 from this transaction, a modest dilutive effect on earnings for 2000 may occur. Beyond 2000, the Company expects significant sales growth and improved profitability.

PRODUCTS

         During 1999, 1998, and 1997, respectively, dresses accounted for approximately 73%, 64% and 57% of the Company's net sales (exclusive of the Sassco Fashions and Castleberry product lines and other lines sold or closed during such years [the "Sold Product Lines"]); and sportswear accounted for 27%, 36% and 43%, respectively. During 2000, dresses are expected to account for approximately 78% of total sales and sportswear 22%. The increase in the expected dress sales ratio will result mostly from the addition of the Liz Claiborne and Elisabeth Dress lines (See "Recent Developments").

         DRESS PRODUCT LINES. The Company sells moderately priced one and two piece dresses, pant dresses and dresses with coordinated jackets under the "Leslie Fay", "Leslie Fay Petite", "Leslie Fay Women" and "Leslie Fay Women's Petites" brands. These products are offered in petite, misses and large sizes. The Company also sells moderate to bridge-priced career, social and evening occasion dresses under the "David Warren", "Warren Petite", "Rimini", "Reggio", and "Leslie Fay Evening" brands. At this time, these products are offered in misses, petite and large sizes.

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

TRADEMARKS AND LICENSES

         The brands used by the Company are registered trademarks, all of which are owned by the Company. The Company considers its trademarks and license agreements to have significant value in the marketing of its products. The Company has licensed certain of its names and trademarks to various companies for their use in connection with the manufacture and distribution of their respective products. These products are in categories that are not offered by the Company and during 1999 included women's socks, legwear, handbags and small leather goods.

         On February 15, 2000, the Company acquired a license to produce and distribute the Liz Claiborne and Elisabeth Dress and Petite Dress merchandise lines (See "Recent Developments").

MARKETS AND DISTRIBUTION

         The Company's products were sold during 1999 principally to department and specialty stores located throughout the United States. Excluding the sales of the Sold Product Lines, during 1999, 1998, and 1997, the Company's Dress and Sportswear lines' products were sold to 1,515, 1,012 and 788 customers, respectively. Dillard's Department Stores, Inc. accounted for 31%, 30% and 33%, Federated Department Stores, Inc. accounted for 10%, 7%, and 6%, May Department Stores, Inc. accounted for 10%, 7%, and 5%, and JC Penney accounted for 8%, 11% and 12% of the Company's dress and sportswear sales during the respective periods. No other customer accounted for as much as 10% of the Company's dress and sportswear sales during these three years. The Company believes that the loss of the Dillard's Department Stores, Inc., Federated Department Stores, Inc., May Department Stores, Inc., or JC Penney businesses would have a material adverse effect on its operations.

         The Company maintains its own employee and commission sales force and exhibits its products in its principal showroom in New York, New York and additional showrooms in Dallas, Texas and Atlanta, Georgia. On February 20, 2000, the Company had an employee sales force consisting of 2 people in Dallas and 19 in New York. For further discussion, see "Properties" below. While in some instances the Company's brands may compete with each other, as a practical matter, such competition is limited because of the differences in products, price points and market segments.

         To most effectively reach its ultimate consumers, the Company assists retailers in merchandising and marketing the Company's products. The Company promotes its products through special in-store events, as well as through various sales, promotions and cooperative advertising.

         The Company's products are sold under brand names that are advertised and promoted in newspapers and trade publications.

MANUFACTURING

         Apparel sold by the Company is produced in accordance with its designs, specifications and production schedules. All of such apparel is produced by a number of independent contractors located domestically and abroad. In 1999, products representing approximately 89% of dress and sportswear sales were produced abroad and imported into the United States from the Caribbean Basin countries of Guatemala and El Salvador and selected contractors in the Far Eastern countries of Taiwan, South Korea and the People's Republic of China, including Hong Kong.

         In 1999, three operating subsidiaries of Cambridge Corp. manufactured 41% of the Company's total production. No other contractor produced more than 10% of the Company's total production. The Company has had satisfactory, long-standing relationships with most of its contractors. In 1999, none of the Company's contracted production was produced by contractors who worked exclusively for the Company. The Company monitors production at each contractor's facility, in the United States and abroad, to ensure quality control, compliance with its specifications and fair labor standards and timely delivery of finished goods to the Company's distribution center. The Company believes it will be able to obtain the services of a sufficient number of independent suppliers to produce quality products in conformity with its requirements.

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

IMPORTS AND IMPORT RESTRICTIONS

         The Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries, including Taiwan, China (including Hong Kong), South Korea, Guatemala and El Salvador (the principal countries from which the Company imports goods). These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. In addition, each of the countries in which the Company's products are sold has laws and regulations regarding import restrictions which are controlled and regulated. Because the United States and other countries in which the Company's products are manufactured and sold may, from time to time, impose new quotas, duties, tariffs, surcharges or other import controls or restrictions, or adjust presently prevailing quota allocations or duty or tariff rates or levels, the Company monitors import and quota-related developments. The Company continually seeks to minimize its potential exposure to import and quota-related risks through allocation of production to merchandise categories that are not subject to quota pressures, adjustments in product design and fabrication, shifts of production among countries and manufacturers, geographical diversification of its sources of supply and other measures. The United States may enter into bilateral trade agreements with additional countries and may, in the future, include other types of garments in existing agreements.

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

         The Company does not "hedge" its foreign purchases as all contracts are quoted in United States Dollars. The typical contract extends for sixty days. Prices are re-negotiated with each new contract.

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

BACKLOG

         On March 24, 2000, the Company had unfilled orders of approximately $72,836,000 of which $12,285,000 are for dresses ordered under the licensed brands "Liz Claiborne Dresses", "Liz Claiborne Petite Dresses", "Elisabeth Dresses" and "Elisabeth Petite Dresses" (See "Recent Developments"). The Company had $49,681,000 of unfilled orders at a comparable date in 1999. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the manufacture and shipment of the product, which in some instances is dependent on the desires of the customer. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

CREDIT AND COLLECTION

         Historically, the Company had managed substantially all of its credit and collection functions internally. In connection therewith, it regularly evaluated, approved and monitored the credit of the Company's customers and was responsible for collection of accounts receivable. In June 1997, the Company entered an agreement with the CIT Group/Commercial Services, Inc. (the "CIT Factoring Agreement"). This agreement provides that CIT purchase the Company's approved accounts receivable and guarantee collection thereof, except for disputed amounts. The vast majority of the Company's trade accounts receivable has been purchased by CIT. As of January 1, 2000, the purchased accounts receivable represent 96% of the Company's total accounts receivable.

COMPETITION

         The sectors of the apparel industry for which the Company designs, manufactures and markets products are highly competitive. The Company competes with many other manufacturers, including manufacturers of one or more apparel items. In addition, department stores, including some of the Company's major customers, have from time to time varied the amount of goods manufactured specifically for them and sold under their own brands. Many such stores have also changed their manner of presentation of merchandise and in recent years have become increasingly promotional. Some of the Company's competitors are larger and have greater resources than the Company. Based upon its knowledge of the industry, the Company believes that it is among the leading producers of moderate dresses in the United States and that it is considered one of the major resources to department store retailers of such products. The Company's business is dependent upon its ability to evaluate and respond to changing consumer demand and tastes and to remain competitive in the areas of style, quality and price, while operating within the significant domestic and foreign production and delivery constraints of the industry.

EMPLOYEES

         In February 2000, the Company employed 444 persons, of whom approximately 28% were in production, 31% in distribution, 13% in merchandising and design, 7% in sales and 21% in administrative and financial operations. Approximately 39% of the Company's employees were members of unions, primarily the Union of Needletrades, Industrial and Textile Employees ("UNITE"), the successor to the International Ladies' Garment Workers Union. On June 2, 1997, the Company and UNITE reached an agreement on a four-year collective bargaining agreement, terminating on May 31, 2001 covering non-supervisory production, maintenance, packing and shipping employees.
The Company believes that its relationship with its employees is satisfactory.

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

("Sassco"), which has since changed its name to Kasper A.S.L., Ltd., to its creditors in exchange for relief from an aggregate amount of claims estimated at $338,000,000; 2) assigning to certain creditors the ownership rights to notes aggregating $110,000,000 payable by Sassco; and 3) transferring the assets and liabilities of the Company's Sassco Fashions product line (as more particularly described below) to Sassco and the assets and liabilities of its Dress and Sportswear product lines to three wholly-owned subsidiaries of the Company. The Company retained approximately $41,080,000 in cash, of which $23,580,000 has been or will be used to pay administrative claims as defined in the Plan. The assets and liabilities of the Sassco Fashions line transferred to Sassco included cash ($10,963,000), accounts receivable, inventory, property, plant and equipment, other assets (including the trade name Albert Nipon), accounts payable, accrued expenses and other liabilities related to the Sassco Fashions line. In addition, the Company transferred to Sassco its 100% equity interest in several subsidiaries associated with the Sassco Fashions line. As provided in the Plan, the creditors of the Company became the stockholders of Sassco and of the reorganized Company. To effectuate this, the Company issued approximately seventy-nine (79%) percent of its 6,800,000 new shares of Common Stock to its creditors in July 1997. The remaining twenty-one (21%) percent was being held for the benefit of its creditors pending the resolution of certain litigation before the Bankruptcy Court. The existing stockholders of the Company at June 4, 1997 did not retain or receive any value for their equity interest in the Company, which was canceled. An additional distribution of approximately 1,250,000 shares representing 88% of the 21% held for resolution of litigation was distributed during February and March 1999 with approval of the Bankruptcy Court. In August 1999, the Plan Administrator elected to receive $7.00 per share in cash for 140,660 of the remaining undistributed shares in connection with the merger transaction with an affiliate of Three Cities Research, Inc. ("Three Cities") summarized in Note 10 of the Notes to Consolidated Financial
Statements. As of March 24, 2000, the Plan Administrator still maintains possession of 39,420 undistributed shares of common stock of the Company. Distribution of the remaining shares and cash held in trust is anticipated in the near future.

         The gain on the disposition of the assets and liabilities of the Sassco Fashions product line was a taxable event and a substantial portion of the net operating loss carryforward available to the Company at December 28, 1996 was utilized to offset a significant portion of the taxes recognized on this transaction.

ITEM 2.  PROPERTIES.
-------  -----------

         Executive and sales offices, as well as design facilities, are located in New York City under a lease expiring in 2008 (60,990 square feet). The Company also leases sales offices and showrooms in Dallas, Texas (4,396 square feet) and a showroom in Atlanta, Georgia (737 square feet). In addition, the Company operates two small manufacturing support facilities - one located in Pittston, Pennsylvania and owned by the Company (11,368 square feet) and another leased by the Company in Guatemala (5,202 square feet). The Company leases a major distribution and administrative center (194,685 square feet) in Laflin, Pennsylvania under a lease expiring in July 2001.

         All of the Company's facilities are in good condition. None of the Company's principal facilities are idle. The machinery and equipment contained in the Company's facilities are modern and efficient.

ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

         The Company and several of its subsidiaries filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code in April 1993. By an order dated April 21, 1997 (the "Confirmation Order"), the Bankruptcy Court confirmed the Plan. The Plan was consummated on June 4, 1997. Certain alleged creditors who asserted age and other discrimination claims against the Company and whose claims were expunged (the "Claimants") pursuant to an order of the Bankruptcy Court (see below) appealed the Confirmation Order to the United States District Court for the Southern District of New York. The Company moved to dismiss the appeal from the Confirmation Order and the motion was granted and the appeal was dismissed. An appeal to the United States Court of Appeals for the Second Circuit from the order dismissing the appeal taken by the Claimants subsequently was withdrawn, without prejudice, and may be refiled in the future. In addition, the Claimants and two other persons commenced a separate adversary proceeding in the Bankruptcy Court to revoke the Confirmation Order. The Company has moved to dismiss the adversary proceeding to revoke the Confirmation Order and that motion has been fully briefed, but has not yet been argued to the Bankruptcy Court. However, that matter is now moot based upon the proceedings described in the next paragraph and the Claimants' lack of standing.

         The Claimants, who are former employees of the Company and who were discharged prior to the filing of the Chapter 11 cases, asserted age and other discrimination claims, including punitive damage claims against the Company in the approximate aggregate sum of $80 million. Following a trial on the merits, the Bankruptcy Court expunged and dismissed those claims in their entirety. The Claimants appealed that decision to the United States District Court for the Southern District of New York, and on July 17, 1998, that Court affirmed the decision of the Bankruptcy Court. The Claimants took a further appeal to the United States Court of Appeals for the Second Circuit, which affirmed the decision of the United States District Court in a summary order dated June 28, 1999. On September 27, 1999, the Claimants filed a petition for certiorari review by the United States Supreme Court for relief. The petition for certiorari was denied on January 10, 2000.

         Five of the Claimants in the above-described appeal commenced an action alleging employment discrimination against certain former officers and directors of the Company in the United States District Court for the Southern District of New York. The Court dismissed all of the causes of action arising under federal and state statutes, and the only remaining claims are those arising under the
New York City Human Rights Law. Discovery is complete and it is expected that a summary judgement motion will be filed by the defending officers and directors in the near future.

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

         In February 1993, the United States Attorney for the Middle District of Pennsylvania issued a Grand Jury Subpoena seeking the production of documents as a result of the Company's announcement of accounting irregularities. In 1994, Donald F. Kenia, former Controller of the Company, was indicted by a federal grand jury in the Middle District of Pennsylvania and pleaded guilty to the crime of securities fraud in connection with the accounting irregularities. In October 1996, Paul F. Polishan, former Senior Vice President and Chief Financial Officer of the Company, was indicted by the federal grand jury in the Middle District of Pennsylvania for actions relating to the accounting irregularities. The trial of the case against Paul F. Polishan began March 1, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ----------------------------------------------------------------------

         On December 8, 1998, the common stock of the Company began trading on the Nasdaq Small Cap market under the symbol "LFAY". Prior thereto, such stock was traded on the over-the-counter market bulletin board. The following table sets forth the high bid and low asked prices on the bulletin board for each quarter during 1998 and 1999 adjusted to give retroactive effect to a 2 for 1 split of the Company's common stock effected in July 1998:

                  Period                                High           Low
                  ------                                ----           ---

         1998     First Quarter                      $  8.44        $ 6.00
                  Second Quarter                        8.81          6.63
                  Third Quarter                         9.38          4.75
                  Fourth Quarter                        8.00          4.38

         1999     First Quarter                      $  6.75        $ 3.88
                  Second Quarter                        6.88          4.25
                  Third Quarter                         7.13          4.63
                  Fourth Quarter                        6.94          4.38

         2000     First Quarter                       $ 7.00        $ 4.06
                    (through March 24, 2000)

--------------------------------------------------------------------------------


         On March 24, 2000, the high bid price was $5.63 and the low asked price was $5.44. As of March 24, 2000, there were approximately 1,154 holders of record of the common stock of the Company.

         The  Company  did  not  pay  any   dividends  on,  or  make  any  other
distributions with respect to, its common stock during 1998 or 1999.

         On June 4, 1997, the Company issued an aggregate of 6,800,000 shares of Common Stock to its creditors pursuant to its plan of reorganization. Of such shares, 5,372,000 shares were distributed in July 1997 and 1,250,000 shares were distributed in February and March 1999 (the shares above are adjusted to reflect the two-for-one stock split referred to below). No sales commissions were paid in connection with the transactions. The shares were issued in reliance upon the exemption from registration afforded by Section 3(a)(10) of the Securities Act of 1933, as amended (the "Act").

         On each of June 3, 1998 and August 23, 1999, the Company issued an aggregate of 12,000 shares of Common Stock, consisting of 2,000 shares to each of its six non-employee directors, in accordance with the terms of the Company's 1997 Non-Employee Director Stock Option and Stock Incentive Plan (the shares above are adjusted to reflect the two-for-one stock split referred to below). No consideration was paid by such directors for the stock and no sales commissions were paid by the Company in connection with its issuance. The shares were issued issued in reliance upon the exemption from registration afforded by Section 4(2) the Act.

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


                      (In thousands, except per share data)


                         Reorganized Company                                               Predessor Company
                         -------------------                                               -----------------
                                                        For   The   Periods   Ended


                                                Pro Forma
                        Fifty-Two   Fifty-Two  Fifty-Three  Thirty-One                 Twenty-Two
                       Weeks Ended Weeks Ended Weeks Ended  Weeks Ended                Weeks Ended
                       January 1,  January 2,   January 3,  January 3,    Pro Forma      June 4,
                          2000        1999       1998 (a)    1998 (b)      1996(a)      1997 (c)        1996        1995
                        (Audited)   (Audited)  (Unaudited)   (Audited)   (Unaudited)                 (Audited)    (Audited)

Net  Sales               $197,446    $152,867    $132,160    $ 73,091      $110,053       $197,984   $429,676      $442,084

Operating Income           14,139      13,020      11,782       4,322         4,079         14,355     17,965         1,235

Reorganization Costs           --          --          --          --            --          3,379(d)   5,144 (d)    16,575 (d)

Interest Expense and
  Financing Costs           2,258         950       1,113         336         2,298          1,372      3,932 (e)     3,262 (e)

Tax Provision
(Benefit)                   2,654       3,212       2,684         677           130            451       (839)(f)     (761) (f)

Other Non-Recurring
    Items                     911(g)       --          --          --            --         36,341 (h)     --            --

Net Income (Loss)          $8,316      $8,858      $7,985      $3,309        $1,651       $145,494     $9,728      ($17,841)

Net Income (Loss) per
  Share - Basic             $1.46      $1.35       $1.17(i)    $0.49 (i)     $0.24 (i)            --   $0.52 (i)    ($0.95)
           - Diluted        $1.39      $1.31       $1.16(i)    $0.48 (i)     $0.24 (i)            --   $0.52 (i)    ($0.95)(i)



                          As of       As of       As of                  As of        As of        As of
                       01/01/2000   01/02/99     01/03/98              06/04/97      12/28/96    12/30/95
                       ----------   --------     --------              --------      --------    --------
Total Assets               $69,000     $67,804      $61,051                $77,789     $237,661    $245,980

Assets of Product
Lines
   Held for Sale  and           --          --           --                     --    3,003 (j)     326 (j)
   Disposition

Long-Term Debt
 (Including Capital
  Lease)                     4,052          17           49                    108       -- (k)       -- (k)



NOTES TO SELECTED FINANCIAL DATA
--------------------------------

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

(d) The Company incurred reorganization costs in 1997, 1996 and 1995 while operating as a debtor in possession. Included in 1997, 1996 and 1995 is a provision of $0, $652,000 and $3,181,000, respectively, for a write-down of a portion of the excess purchase price over net assets acquired in the 1984 leveraged buyout of The Leslie Fay Company, related to certain of the Company's product lines, which the Company believes will be unrecoverable.

(e) On January 2, 1994, the Company decided not to accrue interest on approximately $253,000,000 of pre-petition debt. During 1996 and 1995, the Company had direct borrowings under the FNBB Credit Agreement on one hundred and two (102) days in the second and third quarters of 1996 and ten (10) days in the third quarter of 1995, the highest amounts of which were $28,672,000 and $3,956,000, respectively. Interest on direct borrowings was incurred at a rate of prime plus 1.5%. The terms of the FNBB Credit Agreement are described in Note 7(b) of the Notes to Consolidated Financial Statements.

(f) The Company recognized an income tax credit of $1,103,000 and $1,811,000 in 1996 and 1995, respectively, representing a reduction of foreign income tax liabilities as a result of negotiated settlements on prior years' estimated taxes. The Company only paid state, local and foreign taxes in 1996 and 1995.

(g) The Company incurred $911,000 of other non-recurring, non-operating legal and administrative expense related to the merger with an affiliate of Three Cities.

(h)      Amount   consists  of  the   following   three   components:   Gain  on
         Sale/Transfer of the Sassco Fashions line of $89,810,000 (net of $3,728,000 of income taxes), charge for Revaluation of Assets and Liabilities Pursuant to the Adoption of Fresh-Start Reporting of ($27,010,000) and Gain on Debt Discharge (an extraordinary item) of $73,541,000.

(i) Net income (loss) per share for the pro forma fifty-three weeks ended January 3, 1998, thirty-one weeks ended January 3, 1998 and pro forma 1996 was calculated based on 6,800,000 shares of new common stock, adjusted to give effect to the 2 for 1 stock split effected in July 1998, issued in connection with the consummation of the Plan. Earnings per common share for the twenty-two weeks ended June 4, 1997 is not presented because such presentation would not be meaningful. The old stock of 18,771,836 shares, used in calculating the net income (loss) per share in 1995 and 1996, was canceled under the Plan and the new stock was not issued until June 4, 1997.

(j) The Company classified certain product lines as "Assets of Product Lines Held for Sale and Disposition", as the Company had announced its intention to dispose of these lines.

(k) Amount excludes long-term debt classified in liabilities subject to compromise.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

(A)      RESULTS OF OPERATIONS


FIFTY-TWO  WEEKS  ENDED  JANUARY 1, 2000 AS COMPARED  TO  FIFTY-TWO  WEEKS ENDED
--------------------------------------------------------------------------------
JANUARY 2, 1999
---------------

         The Company recorded net sales of $197,446,000 for the fifty-two weeks ended January 1, 2000, compared with of $152,867,000 for the fifty-two weeks ended January 2, 1999, a net increase of $44,579,000, or 29.2%. Net sales for the Warren brands were $45,584,000 and $3,260,000 for the fifty-two weeks ended January 1, 2000 and January 2, 1999, respectively, an increase of $42,324,000. This increase resulted from the effect of a full year's operation by the Company vs. two months in the prior year as well as greater demands at the retail level. On a comparable basis, after excluding the effect of the Warren brands, the remaining businesses had an increase in net sales of $2,255,000, or 1.5%, for the fifty-two weeks ended January 1, 2000 as compared to the fifty-two weeks ended January 2, 1999. This increase was due to a 3.7% increase within the Sportswear product line while volume within Leslie Fay Dress product line remained consistent with the prior year.

         Gross profit for the fifty-two weeks ended January 1, 2000 was $48,756,000 or 24.7% of net sales compared with $37,320,000 or 24.4% for the fifty-two weeks ended January 2, 1999. Excluding the effect of the Warren brands, the gross profit of the remaining comparable businesses decreased by $2,162,000 for the fifty-two weeks ended January 1, 2000 versus the prior year and the gross margin percent decreased to 22.6% from 24.4%. The Leslie Fay Dress line's gross profit decreased $729,000 to 24.2% from 25.0% mostly due to additional discounts given to closeout excess inventories. The Sportswear line's gross profit decreased $1,443,000 to 19.7% of sales from 23.1% due to inventory liquidation in the Leslie Fay Sportswear and Haberdashery brands. The Company plans to consolidate the Leslie Fay Sportswear and Haberdashery brands into a Haberdashery by Leslie Fay Sportswear brand in the future to better service the retail needs of its customers without duplicate product offerings.

         Selling, warehouse, general and administrative expenses were 19.2% and 18.4% of net sales for the fifty-two weeks ended January 1, 2000 and January 2, 1999, respectively. Expenses are up primarily due to the additional operating expenses related to the Warren brands, which have a higher expense ratio than the other operating brands of the Company. The full year effect of increased costs incurred to extend the Company's lease for showroom and office space in New York in 1998 and additional co-op and direct advertising expenses incurred to promote the Company's product offerings in both the day and evening wear dress markets also generated increased expenses over the prior year.

         Depreciation and amortization expense for the fifty-two weeks ended January 1, 2000 and January 2, 1999 was $1,367,000 and $406,000, respectively, an increase of $961,000. Of this increase, $704,000 resulted primarily from the depreciation generated by the build up of the Company's asset base that was written-off at June 4, 1997 under fresh-start reporting. This increase in depreciation expense is expected to increase during the next three years until the Company completes a full five-year cycle of capital asset acquisition post emergence from bankruptcy. The remaining $257,000 increase resulted from a full year's amortization of the excess of purchase price over net assets acquired for the Warren brands. This excess is being amortized over a fifteen year life ending in October 2013. The Company realized income of $4,572,000 from amortization of the excess revalued net assets acquired over equity (see Note 2 of Notes to Consolidated Financial Statements) for both the fifty-two weeks ended January 1, 2000 and January 2, 1999.

         The Company's adoption of SFAS No. 123, "Accounting for Stock-Based Compensation", to value stock options and the issuance of shares of common stock as partial payment for services rendered by the non-employee members of the Company's Board of Directors generated non-cash stock based compensation expense of $1,380,000 and $1,724,000 for the fifty-two weeks ended January 1, 2000 and January 2, 1999, respectively.

         Other income was $1,498,000 and $1,334,000 for the fifty-two weeks ended January 1, 2000 and January 2, 1999, respectively. The increase is due to the revenues generated from the licensing agreements acquired as part of the acquisition of the Warren trademarks as well as revenues generated from expanded licensing of the Leslie Fay trademark.

         Interest expense and financing costs, net of interest income, was $2,258,000 and $950,000 for the fifty-two weeks ended January 1, 2000 and January 2, 1999, respectively. The interest expense and financing fees incurred during the fifty-two weeks ended January 1, 2000 were higher than those incurred during the fifty-two weeks ended January 2, 1999 due to additional usage of the Company's credit facility to support the working capital needs of the Warren brands during their full year with the Company.

         The Company incurred $911,000 of other non-recurring, non-operating legal and administrative expenses related to the merger with an affiliate of Three Cities. .

         The provision for taxes was $2,654,000 and $3,212,000 for the fifty-two weeks ended January 1, 2000 and January 2, 1999, respectively.

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

         The Company recorded net sales of $152,867,000 for the fifty-two weeks ended January 2, 1999, compared with $271,075,000 for the fifty-three weeks ended January 3, 1998, a net decrease of $118,208,000, or 43.6%. The primary factors contributing to this decrease was the sale of the Sassco Fashions and Castleberry product lines, which generated $136,107,000 and $2,808,000, respectively, and the discontinuation of the Outlander brand which provided $5,877,000 in net sales for the fifty-three weeks ended January 3, 1998. The additional week in the period ended January 3, 1998 generated $1,225,000 of net sales for the continuing product lines. Offsetting those decreases was $3,260,000 of additional volume generated by the Dress brands acquired from the Warren Apparel Group, Ltd. and $6,608,000 of volume generated by the newly offered Sportswear brand "Haberdashery by Leslie Fay" during the fifty-two weeks ended January 2, 1999. On a comparable basis, after excluding the effect of the above mentioned businesses and the additional week of volume, the remaining businesses had a net sales increase of $17,941,000, or 14.3%, for the fifty-two weeks ended January 2, 1999 as compared to the fifty-three weeks ended January 3, 1998. This increase was due to $19,201,000 or 25.6% of increased volume within the Leslie Fay Dress product line offset by a $1,260,000 or 2.5% decrease within the Sportswear product line.

         Gross profit for the fifty-two weeks ended January 2, 1999 was $37,320,000 or 24.4% of net sales compared with $65,080,000 or 24.0% for the fifty-three weeks ended January 3, 1998. The Sassco Fashions and Castleberry lines generated $34,534,000 and $545,000, respectively, in gross profit for the fifty-three weeks ended January 3, 1998. These product lines had a higher gross profit percent to net sales than the remaining lines. Also, gross profit of $321,000 related to the discontinued Outlander brand and $443,000 for the extra week was generated during the fifty-three weeks ended January 3, 1998. The remaining comparable businesses, excluding $1,377,000 and $880,000 of gross profit realized from the new Haberdashery and Warren brands, increased gross profit by $5,826,000 for the fifty-two weeks ended January 2, 1999 versus the prior year and the gross margin percent increased to 24.5% from 23.4%. The Leslie Fay Dress line's gross profit increased $5,187,000 or a gross profit percent of 25.0% from 24.4%. The Sportswear line's gross profit increased $639,000 to 23.7% of sales from 21.8%.

         Selling, warehouse, general and administrative expenses were 18.4% and 18.0% of net sales for the fifty-two and fifty-three weeks ended January 2, 1999 and January 3, 1998, respectively. After excluding the costs associated with the product lines sold, the comparable remaining businesses had expenses of 18.2% for the fifty-three weeks ended January 3, 1998. Expenses were up mostly due to the additional operating expenses related to the Warren brands, which have a higher expense ratio than the Company's other operating brands, increased straight-line costs incurred to extend the Company's lease for showroom and office space in New York and additional costs incurred during the restructuring of the Sportswear product line during 1998.

         Depreciation and amortization expense for the fifty-two weeks ended January 2, 1999 was $406,000 due to the write-off of fixed assets at June 4, 1997 under fresh-start reporting. In addition, the Company realized income of $4,572,000 from amortization of the excess revalued net assets acquired over equity (See Note 2 of Notes to Consolidated Financial Statements). Depreciation and amortization expense for the fifty-three weeks ended January 3, 1998 consisted of $2,104,000, including $860,000 of depreciation related to product lines sold and amortization of the excess purchase price over net assets acquired of $473,000, including $257,000 of amortization related to the lines sold. This amortization expense related to the leveraged buyout of The Leslie Fay Company on June 28, 1984. The remaining comparative product lines had depreciation expense of $771,000 and realized income of $2,667,000 from amortization of the excess revalued net assets acquired over equity during the fifty-three week period ended January 3, 1998 (See Note 2 of Notes to Consolidated Financial Statements).

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

         The provision for taxes was $3,212,000 and $1,128,000 for the fifty-two and fifty-three weeks ended January 2, 1999 and January 3, 1998, respectively. The lower provision in 1997 resulted from net operating loss ("NOL") carryforwards which were available for use for the period through the Company's emergence from bankruptcy, which are recorded in capital in excess of par value after the Company emerged from bankruptcy. During the pre-emergence period, the NOL utilization reduced the provision for taxes.


      (B)  LIQUIDITY AND CAPITAL RESOURCES

         On June 2, 1997, the Company obtained $30,000,000 of post-emergence financing (see Note 7 of Notes to Consolidated Financial Statements), which became effective with the consummation of the Plan on June 4, 1997. The CIT
Credit Agreement as amended, currently provides a working capital facility commitment of $42,000,000, including a $25,000,000 sublimit on letters of credit. The Company had $12,185,000 committed for letters of credit, a net borrowing availability under its Credit Agreement of $24,815,000 on January 1, 2000, net of the $5,000,000 minimum excess availability required under the CIT Credit agreement. Peak borrowing during the fiscal year ended January 1, 2000 was $16,157,000. As of March 24, 2000, there were approximately $10,265,984 in direct borrowings under the revolving line of credit and the Company was utilizing approximately $14,139,969 of the CIT Credit Agreement for letters of credit.

         At January 1, 2000, there were no direct borrowings outstanding under the CIT Credit Agreement and cash and cash equivalents amounted to $5,466,000. Of this amount, $3,432,000 will be used to pay remaining administrative claims as defined in the Plan. Working capital increased $1,722,000, to $37,300,000 at January 1, 2000 from January 2, 1999. The primary changes in the components of working capital were: an increase in cash and cash equivalents of $1,253,000; an increase in accounts receivable of $780,000; a decrease in inventories of $4,401,000; an increase of $1,732,000 in prepaid expenses and other current assets and a decrease in current liabilities of $2,358,000. The increase in cash and cash equivalents resulted mostly from the lower investment in inventory at January 1, 2000 versus January 2, 1999. The decreased inventory levels were due to the later receipt of the Resort and Spring seasons product lines versus the prior year. No significant orders were lost as a result of the timing of the receipt of these goods. The increase in prepaid expenses resulted mostly from excess federal and state income taxes paid. These prepaid taxes will be applied to the Company's first quarter 2000 tax liabilites or refunds will be requested with the filing of the 1999 income tax returns. The decrease in current liabilities is predominately a result of lower accounts payable due to lower inventory levels at year end.

         The Company estimated it had approximately $50,000,000 of NOL available at June 4, 1997 to offset future taxable income, if any, through fiscal year 2011. The utilization of the NOL for federal purposes, however, is subject to limitations, including an annual limitation of about $1,500,000 imposed by
Section 328 of the Internal Revenue Code. As of January 1, 2000, the remaining aggregate loss utilization limitation through fiscal year 2011 is approximately $18,000,000.

         Capital expenditures were $2,040,000 for the fifty-two weeks ended January 1, 2000, of which $75,000 relates to capital leases entered into during December 1999. The anticipated capital expenditures of $3,550,000 for the 2000 fiscal year include: approximately $750,000 for the capital requirements for accommodating the Liz Claiborne Dress brands with showroom and office space in New York; $1,250,000 to improve management information, production and distribution systems; an estimated $1,000,000 to create the first phase of the Company's planned internet web site; approximately $275,000 for improvements to the Company's distribution facility and approximately $275,000 for all other purposes. The Company believes that its financing arrangements and anticipated level of internally generated funds will be sufficient to finance its capital spending during 2000.

         The provisions of the Company's Credit Agreement with CIT have been modified to the following:

         On June 2, 1997, in preparation for the consummation of the Plan, a wholly-owned subsidiary of the Company entered into the CIT Credit Agreement with CIT which was amended on October 27, 1998 to extend the agreement from June 2, 1999 through June 2, 2001 to provide direct borrowings and to issue letters of credit on the Company's behalf. Direct borrowings bear interest at prime minus .25% (8.25% at January 1,2000) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. There were no direct borrowings outstanding under the CIT Credit Agreement and approximately $12,185,000 was committed under unexpired letters of credit as of January 1, 2000.

         The CIT Credit Agreement has been modified five times to adjust for changes relating to the Company's consolidated balance sheet as it exited from bankruptcy, reflecting associated "fresh start" accounting adjustments, increasing the level of capital expenditures to support the Company's growth and Year 2000 requirements, allowing the Warren acquisition as well as the Liz Claiborne Licensing Agreement, permitting the Company's stock buy-back program, extending the CIT Credit Agreement and increasing the Company's credit line, reducing borrowing costs, and allowing the early termination of the CIT Credit Agreement at the option of the Company. Key modifications include:

|X| The committed credit line has been increased to $42,000,000 from $30,000,000. The sub-limit on letters of credit has also been increased to $25,000,000 from $20,000,000. The limit on inventory based collateral has been raised to $21,000,000 from $12,000,000 and will increase by $1,000,000 automatically each fiscal year.

|X| The interest rate on direct borrowings has been reduced from prime plus 100 basis points to prime less 25 basis points.

|X| The Company may pay dividends or repurchase stock as long as the amount paid after August 25, 1999 does not exceed, in the aggregate, the sum of $2,000,000 plus one half of the net income exceeding $1,000,000 on a cumulative basis for the period commencing with the fiscal quarter ending October 2, 1999 and ending with the fiscal quarter preceding the date of the proposed dividend payment or stock repurchase. Borrowing availability before and after the making of any such dividend or stock repurchase can not be less than $5,000,000. As of March 24, 2000, approximately $3,034,000 of this amount remains available.

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

|X|  The Company may terminate the CIT Credit Agreement early.

         To support the working capital requirements of the Liz Claiborne license (see Recent Developments), the Company is negotiating an increase to its credit agreement.

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

         The Company initially paid $150,000 in commitment and related fees in connection with the credit facility which was written-off as part of fresh-start reporting and paid another $250,000 in commitment fees in June 1997. These fees have been amortized as interest and financing costs over the two years of the original CIT Credit Agreement.

YEAR 2000
---------

         The Company is dependent on a number of automated systems to communicate with its customers and suppliers, to efficiently design, manufacture, import and distribute its products, as well as to plan and manage the overall business. The Company recognizes the critical importance of maintaining the proper functioning of its systems.

         A review and verification of the Company's systems and technology supporting Year 2000 compliance issues was successfully completed. The review identified changes in the Company's hardware and software as well as sensitive operating equipment that was up graded and tested prior to year-end.

         The Company did not experience any significant year 2000 problems or disruptions in the business process caused by its own systems or those of unrelated third parties. The financial condition or results of operations for the fiscal year ended January 1, 2000 were not affected by any year 2000 problems. Since there was no material difference in the actual cost and that which was previously disclosed, there was no remediation dividend affecting financial comparisons. Additionally, there are no remaining contingencies or reserves relative to year 2000.

         There were no significant changes in the Company's inventory level or cash flow caused by attempts to mitigate the risk of year 2000 related business interruptions. The revenue patterns of the Company were not affected by any unusual customer buying levels, either positively or negatively at the end of fiscal 1999.

         There were no significant information technology projects that were deferred in fiscal 1999 that will require "catch-up" in the year 2000.

         The Company also passed through the critical date of February 29, 2000 with no significant issues. The Company will continue to monitor year 2000 issues and will update disclosures appropriately.

         A number of statements contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include, but are not limited to, the uncertainty of potential manufacturing difficulties, the dependence on key personnel, the possible impact of competitive products and pricing, the Company's continued ability to finance its operationns, general economic conditions and the achievement and maintenance of profitable operations and positive cash flow.

TEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

         None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         See the Consolidated Financial Statements and Financial Statement Schedule of The Leslie Fay Company, Inc. and Subsidiaries attached hereto and listed on the Index to Consolidated Financial Statements set forth in Item 14 of this Form 10-K.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

         None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

DIRECTORS OF THE COMPANY

                                        Principal Occupation and                                 Director
Name and Age                            Offices with the Company                                   Since
------------                            ------------------------                                   -----
John J. Pomerantz (66)                  Chairman of the Board and Chief Executive Officer             1984
                                        of the Company

John A. Ward (46)                       President of the Company                                      1997

Clifford B. Cohn (48)                   Principal of Cohn & Associates (2)(3)                         1997

Mark Kaufman (43)                       Senior Vice President  of Amroc Investments  (2)(3)           1997
Bernard Olsoff  (71)                    Former Chief Executive Officer and President of               1998
                                        Frederick Atkins, Inc. (1)(2)

Robert L. Sind (66)                     President of Recovery Management                              1997
                                        Corporation (1)(2)(3)

H. Whitney Wagner (44)                  Managing Director of Three Cities Research, Inc.              1999
                                        (1)(2)

Thomas G. Weld (37)                     Managing Director of Three Cities Research, Inc.              1999
                                        (2)(3)

--------------------------------------------------------------------------------

(1)      Member of Compensation Committee of the Board of Directors.
(2)      Member of the Finance Committee of the Board of Directors.
(3)      Member of the Audit Committee of the Board of Directors.

EXECUTIVE OFFICERS OF THE COMPANY


Name                                Positions with the Company                          Age
----                                --------------------------                          ---
John J. Pomerantz                   Chairman of the Board and                           66
                                    Chief Executive Officer

John A. Ward                        President and Chief Operating Officer46

Dominick Felicetti                  Senior Vice President-Manufacturing                 46
                                    and Sourcing

Warren T. Wishart                   Senior Vice President-Administration                47
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

         John J. Pomerantz has been the Chief Executive or Chief Operating Officer of the Company and its predecessors since 1971, and has been an executive thereof for over 30 years. Mr. Pomerantz was President of the Leslie Fay business from 1971 until August 1986, when he became Chairman of the Board of Directors of the Company.

         John A. Ward joined the Company in August 1989 as head of the Andrea Gayle division. From July 1991 to June 1993, he was Chairman of the Leslie Fay Sportswear Group. In June 1993, he became Chairman of the combined Leslie Fay Dress and Sportswear lines. He was elected a Senior Vice President of the Company in September 1991 and President of the Company in June 1997. From June 1988 until August 1989, he was Senior Vice President and General Merchandise Manager for Ready-to-Wear, Men's and Boys' at B. Altman & Co. For fifteen years prior thereto, he had been an executive at Filene's.

         Clifford B. Cohn has been a principal with Cohn & Associates law firm since September 1994. From September 1992 to September 1994, he was a principal with Sernovitz & Cohn law firm. Mr. Cohn has been a Director of GlassTech, Inc. since 1998, and was Director of Publicker Industries from 1980 to 1999, Vice President of PubliCARD from 1982 to 1984 and Director of Kasper A.S.L., Ltd. from 1997 to 1998.

         Mark Kaufman has been a Senior Vice President of Amroc Investments since January 1999. Prior to joining Amroc, Kaufman was a Vice President of Dickstein Partners, Inc. from July 1992. From 1990 to July 1992, Mr. Kaufman was a Senior Vice President of Oppenheimer & Co., an investment banking firm. Prior to that, Mr. Kaufman was a Vice President of GAF Corp., a chemical and roofing manufacturer.

         Bernard Olsoff was President and Chief Executive Officer of Frederick Atkins, Inc. ("Atkins"), an international retail merchandising and product development organization for department stores. He joined Atkins as Executive Vice President in 1983 and was named President and Chief Operating Officer in 1987. In January 1994, he became Chief Executive Officer until his retirement in April 1997. Prior to joining Atkins, he was President of May Merchandising Corporation , a subsidary of May Department Stores Company, from 1971 to 1983 and Vice President and General Merchandise Manager of Associated Merchandising Corporation from August 1955 to August 1971.

         Robert L. Sind founded Recovery Management Corporation ("RMC") in 1984. RMC specializes in developing and implementing hands-on business, financial and operational turnaround programs and providing crisis management to troubled commercial, industrial and real estate companies and their creditors. Previously, Mr. Sind had been an investment banker for ten years and, spanning over twelve years, held senior corporate operating and financial positions, including Senior Vice President at The Londontown Manufacturing Company, Chief Financial Officer at Beker Industries Corporation and Chief Operating Officer at both Nice-Pak Products, Inc. and Marker International. He is also a Director of Northside Center for Child Development, Inc. (a not for profit organization) of which he is also Treasurer and Chairman of the Finance Committee.

         H. Whitney Wagner is Managing Director of Three Cities Research, Inc. which he joined in 1983. Mr. Wagner is responsible for deal origination and also focuses on the development and execution of exit strategies. Previously, he was an officer in the corporate division of Chemical Bank. Mr. Wagner currently serves as a director of Factory 2-U Stores.

         Thomas G. Weld is Managing Director of Three Cities Research, Inc. which he joined in 1993. Mr. Weld focuses on the development and execution of growth strategies for portfolio companies. Prior to joining Three Cities Research, Inc., he worked on a variety of client engagements focused on profit improvement as a consultant with McKinsey & Company.

         Dominick Felicetti rejoined the Company in May 1995 as Senior Vice President of Worldwide Sourcing and Manufacturing. From 1994 to 1995, he was Vice President of Manufacturing and Production for S.L. Fashions. Mr. Felicetti was previously employed by The Leslie Fay Companies, Inc. from December 1991 to July 1993 in the position of Director of Technical Services and Production. Prior to that, from 1986 to 1990, he served as President of American Dress Company and from 1979 to 1986, as Production Manager for Betsy's Things.

         Warren T. Wishart joined the Company in March 1993. He held the position of Vice President - Planning from July 1993 through December 1994. In January 1995, he became Senior Vice President - Finance. In September 1995, he was appointed Chief Financial Officer and Treasurer of the Company. In June 1997, he became Senior Vice President - Administration and Finance and Secretary of the Company. Before joining Leslie Fay, Mr. Wishart was Vice President - Strategic Planning of Galerias Preciados from 1991 to the end of 1992. Prior to that, he had seventeen years of financial management and business planning experience with several department stores including Filene's and the L.J. Hooker Retail Group.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, officers, directors and holders of more than 10% of the outstanding shares of the Company's Common Stock are required to file periodic reports of their ownership of, and transactions involving, the Company's Common Stock with the Securities and Exchange Commission. Based solely on its review of copies of such reports received by the Company, the Company believes that its reporting persons have complied with all Section 16 filing requirements applicable to them with respect to the Company's fiscal year ended January 1, 2000 except that H. Whitney Wagner, a director of the Company, filed a late Form 5 reflecting an option to purchase 10,000 shares of the Company's Common Stock.


ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

         Summary of Cash and Certain Other Information. The following table shows, for 1999, 1998 and 1997, the compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and the other most highly compensated executive officers of the Company during 1999 (the "Named Officers"). All share, option and exercise and market price information in this
Item 11 has been adjusted to give retroactive effect to a 2 for 1 split of the Company's common stock effective in July 1998.

SUMMARY COMPENSATION TABLE





                                               Annual Compensation (1)            Long Term Compensation
                                               ---------------------------------------------------------
                                                                                    Awards       Payouts
                                                                                    ------       -------
                                                                    Restricted     Securities
Name and Principal                                                   Stock        Underlying     LTIP         All Other
Position                        Year      Salary (2)     Bonus        Awards       Options (#)    Payouts     Compensation
--------                        ----      ----------     -----        ------       -----------    -------     ------------
John J. Pomerantz              1999    $500,000      $440,000          --             --            --      $   3,450  (3)
  Chairman of the              ----
  Board of Directors and       1998    $498,654      $350,000          --           117,042         --      $   2,650  (3)
  Chief Executive Offcier      ----
                               1997    $611,129      $300,000          --           263,756         --      $   8,699  (4)
                               ----


---------------------------- --------- ------------- ------------ ------------- ---------------- ---------- ---------------
John A. Ward                   1999    $450,000      $350,000          --               --          --      $   3,450 (3)
   President                   ----
                               1998    $449,039      $280,000          --            91,440         --      $   2,650 (3)
                               ----
                               1997    $462,692      $225,000          --           140,120         --      $   2,650 (4)
                               ----
---------------------------- --------- ------------- ------------ ------------- ---------------- ---------- ---------------

Dominick Felicetti             1999    $350,000      $285,000          --              --           --      $   3,450 (3)
  Senior Vice President -      ----
  Senior Vice President -      1998    $349,519      $230,000          --           78,638          --      $   2,650 (3)
  Manufacturing and            ----
  Sourcing                     1997    $337,500      $200,000          --           140,120         --      $   1,938 (4)
                               ----
---------------------------- --------- ------------- ------------ ------------- ---------------- ---------- ---------------

Warren T. Wishart              1999    $225,000      $250,000          --              --           --      $   3,450 (3)
  Senior Vice President-       ----
  Administration and -         1998    $224,519      $200,000          --            78,638         --      $   2,650 (3)
  Finance, Chief               ----
  Financial Officer and        1997    $207,692      $180,000          --           140,120         --      $102,650(4)
  Treasurer                    ----
---------------------------- --------- ------------- ------------ ------------- ---------------- ---------- ---------------


(1) In 1999, 1998 and 1997, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of reported annual salary and bonuses for any of the Named Officers.

(2) 1997 was a 53 week year. 1999 and 1998 were 52 week years. Amounts represent salaries paid during the above calendar years.

(3) For 1999 and 1998, consists of amounts contributed as Company matching contributions for each Named Officer under the Company's 401(k) savings plan (the "401(k) Plan") for such year.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         No options were granted in fiscal 1999.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END VALUE TABLE

                  The following table sets forth information with respect to the Named Officers concerning the exercise of options during 1999 and unexercised options held as of the end of such year. The average bid and asked price of a share of Common Stock of the Company on the close of business on December 31, 1999 (the last trade day prior to January 1, 2000) was $6.1250.


                                                                Number of Securities          Value of Unexercised
                                  Shares                        Underlying Unexercised        In-the-Money Options
                                  Acquired         Value        Options at Fiscal Year-End    at Fiscal Year-End
Name                              On Exercise      Realized     Exercisable/Unexercisable     Exercisable/Unexercisable (1)
----                              ------------     --------     -------------------------     --------------------------
John J. Pomerantz                 None             None         232,600/148,198               $ 705,941/449,787

John A. Ward                      None             None          138,199/93,361               $ 419,437/283,348

Dominick Felicetti                None             None          131,798/86,960               $ 400,013/263,924

Warren T. Wishart                 None             None          131,798/86,960               $ 400,013/263,924


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

SEVERANCE AGREEMENTS

         None

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors is charged with determining the compensation of officers. During 1999, the Compensation Committee consisted of H. Whitney Wagner (from June 29, 1999), Robert L. Sind (from June 29, 1999), Bernard Olsoff (from June 29, 1999), Chaim Edelstein (from November 10, 1998 through June 29, 1999), Clifford B. Cohn (through June 29,
1999) and Mark B. Dickstein (through May 12, 1999).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

         (a) The following table sets forth certain information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of March 24, 2000. To the knowledge of the Company, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted.



                                                               Number of Shares         Percentage of Ownership of
        Names and Address of Beneficial Owners                Beneficially Owned                 Common Stock
        --------------------------------------                ------------------                 ------------
Three Cities Research, Inc.                                     3,512,566 (1)                        69.2%
650 Madison Avenue
New York, New York 10022

John J. Pomerantz                                               2,400,600 (2)                        45.2%
c/o The Leslie Fay Company, Inc.
1412 Broadway
New York, New York   10018

Constable Asset Management, Ltd.                                  441,407 (3)                         8.7%
Constable Partners, L.P.
5 Radnor Corp. Center
100 Matsonford Rd.
Suite 520
Radnor, Pennsylvania  19087

--------------------------------------------------------------------------------

(1) Includes 1,215,081 and 2,054,885 shares of Common Stock directly owned by Three Cities Fund II, L.P. ("Fund II") and Three Cities Offshore II, C.V. ("Offshore II"), respectively. Pursuant to Rule 13d-5 under the Securities Exchange Act of 1934, as amended, Fund II and Offshore II may each be considered the beneficial owner of 3,512,564 shares of Common Stock. TCR Associates, L.P. ("TCR Associates") is the sole general partner of Fund II and may be deemed the beneficial owner of all of the shares beneficially owned by Fund II. Three Cities Research, Inc. ("TCR") is the sole general partner of TCR Associates and is the investment advisor to Fund II and Offshore II. Pursuant to a management agreement, TCR has voting and dispositive power over all of the shares of Common Stock beneficially owned by Fund II and Offshare II and may be deemed the beneficial owner of all of such shares. TCR Offshore Associates ("TCR Offshore") is the sole general partner of Offshore II and may be deemed the beneficial owner of all of the shares of Common stock beneficially owned by Offshore II. Three Cities Associates, N.V. ("TCA, N.V.") is the sole general partner of TCR Offshore and may be deemed the beneficial owner of all of the shares of Common Stock beneficially owned by TCR

Offshore. J. William Uhrig is the sole stockholder, President and sole director of TCA, N.V. and, pursuant to Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as amended, may be deemed the beneficial owner of all of the shares beneficially owned by TCA, N.V. The information provided above was obtained from Amendment No. 1 to a Schedule 13D filed with the Securities and Exchange Commission on August 30, 1999. Also includes 242,600 shares of Common Stock beneficially owned by John J. Pomerantz, as described in note (2) below.

(2) Includes 232,600 shares of Common Stock issuable upon exercise of presently exercisable stock options and 2,158,000 shares beneficially owned by Three Cities. Mr. Pomerantz has entered into a letter agreement dated July 26, 1999 with Fund II and Offshore II containing certain agreements as to the election of directors of the Company.

 (3) Consists of 441,407 and 356,789 shares of Common Stock as to which John Constable d/b/a/ Constable Asset Management, Ltd. and Constable Partners, L.P., respectively, have shared voting and dispositive power. John Constable is the General Partner of Constable Partners, L.P. The information provided above was obtained from a Schedule 13G filed with the Securities and Exchange Commission on December 10, 1999.

(b) The following table sets forth certain information as of March 24, 2000 with respect to the beneficial ownership of the Company's Common Stock by each director, each of the Named Officers and by all directors and executive officers of the Company as a group. To the knowledge of the Company, each of such persons has sole voting and investment power as to the shares shown unless otherwise noted.


                                                                                          Percentage of
                                                           Number of Shares               Ownership of
Name and Address of Beneficial Owners                      Beneficially Owned             Common Stock
-------------------------------------                      ------------------             ------------
John J. Pomerantz                                              2,400,600 (1)               45.2%

John A. Ward                                                     138,199 (2)               2.7%

Dominick Felicetti                                               133,798 (3)               2.6%

Warren T. Wishart                                                131,798 (2)               2.5%

Clifford B. Cohn                                                 17,200(4)                  (8)

Robert L. Sind                                                   17,200(4)                  (8)

Mark Kaufman                                                      12,600 (5)                (8)

Bernard Olsoff                                                    7,300(6)                  (8)

H. Whitney Wagner                                                 12,000                    (8)

Thomas G. Weld                                                    12,000                    (8)

Officers and Directors as a group                              2,882,695 (7)               50.2%

--------------------------------------------------------------------------------

(1) Includes 232,600 shares of Common Stock issuable upon exercise of presently exercisable stock options and 2,158,000 shares beneficially owned by Three Cities. Mr. Pomerantz has entered into a letter agreement dated July 26, 1999 with Fund II and Offshore II containing certain agreements as to the election of directors of the Company.

(2) Consists of shares of Common Stock issuable upon exercise of presently exercisable stock options.

(3) Includes 131,798 shares of Common Stock issuable upon exercise of presently exercisable stock options.

(4) Includes 13,200 shares of Common Stock issuable upon exercise of presently exercisable stock options.

(5) Includes 6,600 shares of Common Stock issuable upon exercise of presently exercisable stock options.

(6) Includes 3,300 shares of Common Stock issuable upon exercise of presently exercisable stock options.

(7) Includes 670,695 shares of Common Stock issuable upon exercise of presently exercisable stock options and 2,158,600 shares beneficially owned by Three Cities as to which Mr. Pomerantz shares certain voting rights as to the election of directors.

(8)      Less than 1% of the outstanding shares of Common Stock .

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

None.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------

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

         (b)      Reports on Form 8-K:

                  Since the end of the third quarter of 1999, the Company has not filed any Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 31st day of March, 2000.

                                        THE LESLIE FAY COMPANY, INC.

                                        By:     /s/ John J. Pomerantz
                                           -------------------------------------
                                              John J. Pomerantz
                                              Chief  Executive  Officer  and
                                              Chairman of the Board of Directors


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.




                     Signatures                                         Title                                Date
                     ----------                                         -----                                ----
    /s/John J. Pomerantz                               Chief Executive Officer                   March 31, 2000
-----------------------------------------
        John J. Pomerantz                              Chairman of the Board of
                                                       Directors

    /s/Warren T. Wishart                               Chief Financial and Accounting Officer    March 31, 2000
---------------------------------------
        Warren T. Wishart

    /s/John A. Ward                                    Director                                  March 31, 2000
---------------------------------------
        John A. Ward

    /s/Clifford B. Cohn                                Director                                  March 31, 2000
---------------------------------------
        Clifford B. Cohn

    /s/Mark Kaufman                                    Director                                  March 31, 2000
---------------------------------------
        Mark Kaufman

    /s/Bernard Olsoff                                  Director                                  March 31, 2000
---------------------------------------
        Bernard Olsoff

        Robert L. Sind                                 Director                                  March __, 2000
---------------------------------------
        Robert L. Sind




    /s/H. Whitney Wagner                               Director                                  March 31, 2000
---------------------------------------
        H. Whitney Wagner

    /s/Thomas G. Weld                                  Director                                  March 31, 2000
---------------------------------------
        Thomas G. Weld


                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                       Page No.
                                                                       --------

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

         Consolidated Statements of Operations                         F - 4

         Consolidated Statements of Stockholders' Equity               F - 5

         Consolidated Statements of Cash Flows                         F - 6

         Notes to Consolidated Financial Statements                    F - 7

Financial Statement Schedule:

         Schedule II-Valuation and Qualifying Accounts                 F-33

Report of Independent Public Accountants
----------------------------------------

To the Stockholders and Board of Directors of The Leslie Fay Company, Inc.:

     We have audited the accompanying consolidated balance sheets of The Leslie Fay Company, Inc. (a Delaware corporation and formerly The Leslie Fay Companies, Inc.) and subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended January 1, 2000, and January 2, 1999, the thirty-one weeks ended January 3, 1998, and the twenty-two weeks ended June 4, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Leslie Fay Company, Inc. and subsidiaries as of January 1, 2000 and January 2, 1999 and the results of their operations and their cash flows for the fiscal years ended January 1, 2000, and January 2, 1999, the thirty-one weeks ended January 3, 1998, and the twenty-two weeks ended June 4, 1997 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                            Arthur Andersen LLP
New York, New York
February 29, 2000

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                               JANUARY 1,             JANUARY 2,
                                ASSETS                                            2000                   1999
                                ------                                            ----                   ----
Current Assets:
    Cash and cash equivalents.......................................                  $2,034                  $ 946
    Restricted cash and cash equivalents............................                   3,432                  3,267
    Accounts receivable- net of allowances for possible losses of
       $5,468 and $6,825, respectively..............................                  16,952                 16,172
    Inventories.....................................................                  34,226                 38,627
    Prepaid expenses and other current assets.......................                   2,702                    970
                                                                                      ------                 ------
       Total Current Assets.........................................                  59,346                 59,982
    Property, plant and equipment, at cost, net of accumulated
       depreciation of $1,535 and $409, respectively................                   3,695                  2,781
    Excess of purchase price over net assets acquired, net of
       accumulated amortization of $357 and $50, respectively.......                   4,330                  4,490
    Deferred charges and other assets...............................                   1,629                    551
                                                                                      ------                 ------
    Total Assets....................................................                 $69,000                $67,804
                                                                                     =======                =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

    Short term debt.................................................                 $ 1,000                $ 1,162
    Accounts payable................................................                   9,454                 12,070
    Accrued expenses and other current liabilities..................                   8,121                  7,486
    Accrued expenses and other current confirmation liabilities.....                   3,432                  3,267
    Income taxes payable............................................                       -                    371
    Current portion of capitalized leases...........................                      40                     48
                                                                                      ------                 ------
       Total Current Liabilities....................................                  22,047                 24,404

    Long term note payable..........................................                   4,000                      -

    Excess of  revalued  net assets  acquired  over  equity  under  fresh  start reporting, net of accumulated amortization of $11,811
       and $7,239, respectively.....................................                   1,897                  6,469
    Long term debt-capitalized leases...............................                      52                     17
    Deferred liabilities............................................                     863                    477
                                                                                      ------                 ------
    Total Liabilities...............................................                  28,859                 31,367
                                                                                      ------                 ------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.01 par value; 500 shares authorized, no
     shares issued and outstanding...................................                     --                     --

Common stock, $.01 par value; 20,000 shares authorized,
     6,870 and 6,858 shares issued, respectively.....................                     69                     69
 Capital in excess of par value.....................................                  31,212                 28,824
  Retained earnings.................................................                  20,483                 12,167
                                                                                      ------                 ------
    Subtotal........................................................                  51,764                 41,060
 Treasury stock, at cost; 1,817 and 817 shares, respectively........                  11,623                  4,623
                          -----     ---                                               ------                  -----
    Total Stockholders' Equity......................................                  40,141                 36,437
                                                                                      ------                 ------
 Total Liabilities and Stockholders' Equity.........................                 $69,000                $67,804
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


                                           THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                                         PREDECESSOR
                                                                               REORGANIZED COMPANY                         COMPANY
                                                                               -------------------                         -------

                                                                  FIFTY-TWO        FIFTY-TWO          THIRTY-ONE          TWENTY-TWO
                                                              WEEKS ENDED         WEEKS ENDED        WEEKS ENDED         WEEKS ENDED
                                                                JANUARY 1,         JANUARY 2,         JANUARY 3,           JUNE 4,
                                                                      2000            1999               1998                1997
Net Sales..............................................              $197,446          $152,867             $73,091      $197,984
Cost of Sales..........................................               148,690           115,547              58,719       147,276
                                                                     --------          --------             -------      --------
   Gross profit........................................                48,756            37,320              14,372        50,708
                                                                     --------          --------             -------      --------
Operating Expenses:
      Selling, warehouse, general and
         administrative expenses.......................                37,940            28,076              13,299        35,459
                                                                                                                               --
   Non-cash stock based compensation...................                 1,380             1,724                 351

   Depreciation and amortization expense...............                 1,367               406                  14         2,090
                                                                     --------          --------             -------      --------
       Total operating expenses........................                40,687            30,206              13,664        37,549

   Other (income)......................................               (1,498)           (1,334)                           (1,196)
                                                                                                              (947)
   Amortization of excess revalued net assets acquired
       over equity.....................................               (4,572)           (4,572)            ( 2,667)            --
                                                                     --------          --------             -------      --------
   Total operating expenses, net.......................                34,617            24,300              10,050        36,353
                                                                     --------          --------             -------      --------
   Operating income....................................               14,139            13,020               4,322        14,355

 Interest and Financing Costs (excludes
   contractual Interest of $-0-, $-0-, $-0-
   and $7,513, respectively)...........................                2,258               950                 336         1,372
 Other Expenses........................................                  911                --                    --          --
                                                                     --------          --------             -------      --------
      Income before reorganization costs, taxes, gain
           on sale, fresh-start revaluation and
             extraordinary item........................               10,970            12,070               3,986        12,983
Reorganization Costs...................................                   --                --                  --         3,379
                                                                     --------          --------             -------      --------
   Income before taxes, gain on sale, fresh-start
       revaluation and extraordinary item..............                10,970            12,070               3,986         9,604

Provision  for taxes...................................                 2,654             3,212                 677           451
                                                                     --------          --------             -------      --------
   Net Income before gain on sale, fresh-start
       revaluation and extraordinary item                               8,316             8,858               3,309         9,153
 Gain on  disposition  of Sassco  Fashions line (net of
    $3,728 of income taxes), loss on revaluation of assets
    pursuant to adoption of fresh-start  reporting and
   extraordinary gain on debt discharge                                    --                --                  --       136,341
                                                                     --------          --------             -------      --------
   Net Income .........................................                $8,316            $8,858              $3,309      $145,494
                                                                    =========         =========           =========      =========
   Net Income  per Share - Basic.......................                 $1.46             $1.35               $0.49         *
                                                                    =========         =========           =========      =========
                         - Diluted ....................                 $1.39             $1.31               $0.48         *
                                                                    =========         =========           =========      =========
Weighted Average Shares Outstanding - Basic............             5,688,347         6,553,637           6,800,000         *
                                                                    =========         =========           =========      =========

                                   - Diluted...........             5,967,711         6,777,614           6,917,130         *



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



                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)






                                                                                CAPITAL IN
                                                        COMMON STOCK            EXCESS OF     RETAINED       TREASURY STOCK

                                                    SHARES        PAR VALUE     PAR VALUE     EARNINGS      SHARES      AMOUNT

BALANCE AT DECEMBER 28, 1996                          20,000,000      $20,000        $49,012   ($202,105)   1,228,164  ($12,966)
Comprehensive Income

   Net Income                                                 --           --             --      145,494          --         --
   Revaluation Adjustment                                     --           --             --       56,611          --         --
   Extinguishment of Old Stock                      (20,000,000)     (20,000)       (49,012)           -- (1,228,164)     12,966
   New Stock Issuance                                  3,400,000           34         24,966           --          --         --

   As previously reported 2-for-1 stock
     split effective July 1, 1998                      3,400,000           34           (34)           --          --         --

REORGANIZED AS OF JUNE 4, 1997                         6,800,000          $68        $24,932         $ --          --       $ --

Balance at June 4, 1997                                6,800,000          $68        $24,932         $ --          --     $
                                                                                                                              --
   Net Income                                                 --           --             --        3,309          --         --
   Use of Pre-Consummation Deferred Taxes                     --           --            554           --          --         --
   SFAS No. 123 - Stock Option Compensation                   --           --            351           --          --         --

BALANCE AT JANUARY 3, 1998                             6,800,000          $68        $25,837       $3,309          --       $ --
   Net Income                                                 --           --             --        8,858          --         --

   New Stock Issuance                                     58,238            1            231           --          --         --
   Treasury Stock Repurchase                                  --           --             --           --     817,100    (4,623)

   Use of Pre-Consummation Deferred Taxes                     --           --          1,084           --          --         --

   SFAS No. 123 - Stock Option Compensation                   --           --          1,672           --          --         --

BALANCE AT JANUARY 2, 1999                             6,858,238          $69                                 817,100   ($4,623)
                                                                                 $28,824       $12,167


   Net Income                                                 --           --             --        8,316          --         --

   New Stock Issuance                                     12,000           --             82           --          --         --
   Treasury Stock Repurchase                                  --           --             --           --   1,000,000   ($7,000)

   Use of Pre-Consummation Deferred Taxes                     --           --            997           --          --         --
   SFAS No. 123 - Stock Option Compensation                   --           --          1,309           --          --         --

BALANCE AT JANUARY 1, 2000                             6,870,238          $69                               1,817,100  ($11,623)
                                                                                 $31,212       $20,483









 ACCUMULATED       TOTAL
    OTHER      STOCKHOLDERS'      TOTAL
COMPREHENSIVE    (DEFICIT)    COMPREHENSIVE

     INCOME        EQUITY          INCOME


           $581   ($145,478)


             --      145,494         $145,494
             --       56,611
          (581)     (56,627)
             --       25,000


             --           --

           $ --      $25,000

           $ --      $25,000

             --        3,309           $3,309
             --          554
             --          351

           $ --      $29,214
             --        8,858           $8,858

             --          232
             --      (4,623)

             --        1,084

             --        1,672

           $ --      $36,437



             --        8,316           $8,316

             --           82
             --     ($7,000)

             --          997
             --        1,309

           $ --      $40,141
























    The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                                      PREDECESSOR
                                                                                REORGANIZED COMPANY                     COMPANY
-----------------------------------------------------------------------------------------------------------------------------------

                                                                  FIFTY-TWO          FIFTY-TWO       THIRTY-ONE WEEKS    TWENTY-TWO
                                                                 WEEKS ENDED        WEEKS ENDED      ENDED JANUARY 3,   WEEKS ENDED
                                                                 JANUARY 1,          JANUARY 2,            1998          JUNE 4,
                                                                    2000                1999                               1997
                                                                    ----                ----                               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................     $8,316             $8,858             $3,309           $145,494
   Adjustments  to  reconcile  net  income  to net cash
     provided by (used  in) operating activities:
     Depreciation and amortization.........................      1,433                445                 14              2,222
     Amortization of excess net assets acquired over equity    (4,572)            (4,572)            (2,667)                 --
     Provision for possible losses on accounts receivable..         --               (22)              (182)                199
     Provision for stock based compensation and stock
     option grants.........................................      1,380              1,724                351                 --
     Gain on sale of fixed assets..........................         --                 --                 --              (347)
     Changes in assets and liabilities, net of impact of
      acquisition:
       Restricted short-term investments...................         --              2,989            (2,989)                 --
       Accounts receivable.................................      (780)            (8,155)             6,845             (1,248)
       Inventories.........................................      4,401           (10,354)            (7,586)             25,538
       Prepaid expenses and other current assets...........    (1,769)              (148)                377               (66)
       Deferred charges and other assets...................    (1,078)              (402)              (149)                125
       Accounts payable, accrued expenses and other current
           liabilities.....................................    (1,109)                359            (6,544)            (4,167)
       Income taxes payable................................      (371)                346              (806)            (1,515)
       Deferred liabilities................................        386                334                143                374
     Changes due to reorganization activities:
       Gain on disposition of Sassco Fashions line,
         fresh-start                                                --                 --                 --          (136,341)
          revaluation and extraordinary gain on debt
         discharge
       Reorganization costs................................         --                 --                 --              3,379
       Payment of reorganization costs.....................         --                 --                 --              (917)
       Use of pre-consummation deferred taxes..............        997              1,084                554                --
                                                                 -----           -------             ------              ------
         Total adjustments.................................    (1,082)           (16,372)           (12,639)          (112,764)
                                                                 -----           -------             ------              ------
         Net cash provided by (used in) operating activities     7,234            (7,514)            (9,330)             32,730
                                                                 -----           -------             ------              ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures....................................    (1,965)            (2,331)              (859)            (3,731)
   Net cash paid for acquisition...........................       (97)            (1,250)                 --                 --
   Merger costs............................................      (874)                 --                 --                 --
   Proceeds from sale of assets............................         --                 --                 --                467
   Proceeds from sale of Castleberry.......................         --                 --                 --                600
   Cash paid to sell/transfer the Sassco Fashions line-----         --                 --                 --           (10,963)
                                                                 -----           -------             ------              ------
         Net cash (used in) investing activities...........    (2,936)            (3,581)              (859)           (13,627)
                                                                 -----           -------             ------              ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings ...............................     65,851              1,162                 --                 --
   Repayment of borrowings ................................   (66,179)                 --                 --                 --
   Proceeds from notes payable ............................      5,000                 --                 --                 --
   Repayment of  notes payable ............................      (834)                 --                 --                 --
   Treasury stock repurchase...............................    (7,000)            (4,623)                                    --
   Proceeds from new stock issuance and options exercised..         --                180                 --                 --
   Capital leases .........................................       (48)              (144)              (135)                 --
   Proceeds (payments) of obligations under Plan
   of                           Reorganization, net........        165            (1,080)           (10,943)                 --
                                                                 -----           -------             ------              ------
             Net cash (used in) financing activities.......    (3,045)            (4,505)           (11,078)                 --
                                                                 -----           -------             ------              ------
   Net  increase (decrease) in cash and cash equivalents...      1,253           (15,600)           (21,267)             19,103

   Cash and cash equivalents, at beginning of period.......      4,213            19,813              41,080             21,977
                                                                 -----           -------             ------              ------

   Cash and cash equivalents, at end of period.............     $5,466             $4,213            $19,813            $41,080
                                                                ======             ======            =======            =======


       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND ORGANIZATION:

         The consolidated financial statements included herein have been prepared by The Leslie Fay Company, Inc. (formerly The Leslie Fay Companies, Inc.) and subsidiaries (The Leslie Fay Company, Inc. being sometimes individually referred to, and together with its subsidiaries collectively referred to, as the "Company" as the context may require), in accordance with generally accepted accounting principles. The Company's fiscal year ends on the Saturday closest to December 31st. The fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998 included 52, 52 and 53 weeks, respectively.

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

         In the Chapter 11 cases, substantially all liabilities as of April 5, 1993 (the "Filing Date"), were subject to compromise under the Plan. As part of the cases, the Debtors and Retail Debtors notified all known claimants for the purpose of identifying all pre-petition claims against them. Pursuant to orders of the Bankruptcy Court, all proofs of claim were required to be filed by December 10, 1993 against the Debtors and December 12, 1995 against the Retail
Debtors. Excluded from the requirement to file by the December 10, 1993 bar date, among others, were certain claims by the Internal Revenue Service ("IRS"), which were required to be filed by March 31, 1995. On April 8, 1996, the Debtors and Retail Debtors filed amended schedules of liabilities with the Bankruptcy Court which established May 8, 1996 as the supplemental bar date for certain creditors.

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

         On June 4, 1997 (the "Consummation Date"), the Plan was consummated by the Company 1) transferring the equity interest in both the Company and Sassco Fashions, Ltd. ("Sassco"), which changed its name to Kasper A.S.L., Ltd. on November 5, 1997, to its creditors in exchange for relief from the aggregate amount of the claims estimated at $338,000,000; 2) assigning to certain creditors the ownership rights to notes aggregating $110,000,000 payable by Sassco; and 3) transferring the assets (including $10,963,000 of cash) and liabilities of the Company's Sassco Fashions product line to Sassco and the assets and liabilities of its Dress and Sportswear product lines to three wholly-owned subsidiaries of the Company. In addition, the Company retained approximately $41,080,000 in cash of which $23,580,000 was to pay administrative claims as defined in the Plan. As provided for in the Plan, the Company issued seventy-nine (79%) percent of its 6,800,000 new shares to its creditors in July 1997. The remaining twenty-one (21%) percent was issued, but was held back by the Plan Administrator pending the resolution of certain litigation before the Bankruptcy Court. During the period of February 15, 1999 through March 5, 1999, approximately 1,250,000 shares were distributed representing 88% of the previously undistributed shares. In August 1999, the Plan Administrator elected to receive $7.00 per share in cash for 140,660 of the remaining undistributed shares in connection with the merger transaction with an affiliate of Three Cities Research, Inc. ("Three Cities") summarized in Note 10. As of January 1, 2000, the Plan Administrator still maintains possession of 39,420 undistributed shares of common stock of the Company. The existing stockholders of the Company at June 4, 1997 did not retain or receive any value for their equity interest in the Company.

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

         The five-year cash flow projections were based on estimates and assumptions about circumstances and events that had not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company, including, but not limited to, those with respect to the future course of the Company's business activity.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A)  BUSINESS -

         The Company is principally engaged in the design, manufacture and sale of diversified lines of women's apparel. The Company's products focus on career, social occasion and evening clothing. The Company currently operates in one line of business women's apparel. The operations of the Company are directed principally by the Chief Executive Officer, with the consensus of the management team and Board of Directors. The Company utilizes a common support platform for the management of its operations, consisting of uniform distribution, inventory, management strategies and marketing approaches, as well as a shared financial and accounting organization and universal information systems. All business is domestic in nature with no sales outside the U.S.

(B)  PRINCIPLES OF CONSOLIDATION -

         The  consolidated  financial  statements  include  the  accounts of the
Company  and  its  subsidiaries.   All  significant  intercompany  balances  and
transactions have been eliminated in consolidation.

(C)  CASH EQUIVALENTS AND SHORT TERM INVESTMENTS -

         All highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents. The carrying amount of cash equivalents approximates fair value. At January 1, 2000, $3,432,000 of restricted cash, included within cash equivalents on the consolidated statement of cash flows, will be used to pay administrative claims as defined in the Plan.

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

 (F) EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED -

         The excess of purchase price over net assets acquired of $4,330,000, which is net of accumulated amortization, as of January 1, 2000 resulted from the acquisition by the Company of certain specific assets and liabilities of The Warren Apparel Group Ltd. on October 27, 1998. The asset is being amortized on a straight-line basis over a fifteen-year period. The Company incorporated those assets acquired, relating to better priced day, social and evening occasion dresses, into the Dress Product Line.

         The Company reviews goodwill on a periodic basis to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results to the extent that carrying value exceeds fair value.

(G) EXCESS OF REVALUED NET ASSETS ACQUIRED OVER EQUITY UNDER FRESH-START REPORTING -

         Upon consummation of the Plan, the Company revalued its assets and liabilities in accordance with the purchase method of accounting. The revalued net assets under fresh-start reporting exceeded the equity value of the Company by $13,708,000. This negative goodwill amount is being amortized over a three-year period ending in May 2000.

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

(I)  NET INCOME PER SHARE -

         Net income per share is based on the weighted average common shares outstanding and the common stock equivalents that would arise from the exercise of stock options, if dilutive in accordance with SFAS No. 128 - "Earnings Per Share". Basic earnings per share represents net income divided by the weighted average shares outstanding. Diluted earnings per share represents net income divided by the weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards, if dilutive, using the treasury stock method.

         For the years ended January 1, 2000, January 2, 1999 and the thirty-one weeks ended January 3, 1998, the basic weighted average common shares outstanding was 5,688,347, 6,553,637 and 6,800,000, respectively. The weighted average shares outstanding assuming dilution was 5,967,711, 6,777,614 and 6,917,130 as of January 1, 2000, January 2, 1999 and January 3, 1998,
respectively. The differences of 279,364, 223,977 and 117,130, respectively, relate to incremental shares issuable relating to dilutive stock options calculated using the treasury stock method.

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

4.    ACQUISITIONS:

         On October 27, 1998, the Company purchased certain assets of The Warren Apparel Group Ltd. ("Warren"). Warren was a privately owned wholesaler of women's career, social occasion and evening dresses sold in department and specialty stores nationwide primarily under the "David Warren", "DW3", "Warren Petites", "Reggio" and "Rimini" brands. These brands were merged into the Company's Dress Product Line. The Company received all rights and ownership of the trademarks related to the brand names listed above as part of the transaction. This transaction generated an excess of purchase price over net assets acquired of $4,687,000, which the Company elected to amortize over a fifteen year period.

         The Company financed the acquisition of Warren through operating cash flow, and a non-interest bearing note to the former owners of Warren, amounting to $834,000, which was paid over one year. The Warren acquisition has been accounted for as a purchase, and, accordingly, the operating results of Warren have been included in the Company's consolidated financial statements since the date of the acquisition.

The purchase price allocation as of January 1, 2000 is as follows:

                                                              (In thousands)
Payment for purchase of Warren assets:
     Cash paid at closing                                       $1,250
     Note to Warren shareholders                                   834
     Price adjustment due the Company                             (497)
Assumed liabilities                                              2,192
Acquisition and integration costs and reserves                   1,880
                                                                 -----
Total purchase price                                           $5,659

Fair value of assets acquired, primarily inventory                (972)
                                                                 -----

Excess of purchase price over net assets acquired               $4,687
                                                                ======

         The following summarized unaudited pro forma combined results of operations for the fifty-three week period ended January 3, 1998 has been prepared assuming the Warren acquisition occurred at the beginning of fiscal 1997. The former owners of the Warren business were unable to provide the 1998 financial statements in order for the Company to compute the 1998 pro forma combined results. However, unaudited combined net sales for the fifty-two weeks ended January 2, 1999 were $182,701,000.

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
                                           (In thousands, except per share data)
                                                       Unaudited
                                                       ---------

Net sales                                              $166,598
Net income                                                6,170
Net income per share:
   - Basic                                                $0.91
   - Diluted                                              $0.90


5.   INVENTORIES:

         Inventories consist of the following:


                                                           January 1,        January 2,
                                                              2000              1999
                                                              ----              ----
  (In thousands)

  Raw materials                                             $14,338          $10,763

  Work in process                                             3,654            2,613

  Finished goods                                             16,234           25,251
                                                             ------           ------
     Total inventories                                      $34,226          $38,627
                                                            =======          =======


6.   PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following:


                                                             January 1,     January 2,    Estimated
                                                                2000         1999         Useful Life
                                                                ----         ----         -----------
  (In thousands)
  Machinery, equipment and fixtures                           $4,287       $2,651        5 - 10 years
  Building and leasehold improvements                            682          238          Various
  Construction in progress                                       261          301          N/A
                                                              ------       ------
     Property, plant and equipment, at cost                    5,230        3,190
  Less: Accumulated depreciation
    and amortization                                          (1,535)        (409)
                                                              ------       ------
  Total property, plant and equipment, net                  $  3,695     $  2,781
                                                            ========     ========

7.   DEBT:

(A) CIT CREDIT AGREEMENT -

         On June 2, 1997, in preparation for the consummation of the Amended Joint Plan of Reorganization ("the Plan"), a wholly-owned subsidiary of the Company entered into a two-year financing agreement (the "CIT Credit Agreement") with CIT, which was amended on August 25, 1999 to extend the agreement through June 2, 2004, to provide direct borrowings and to issue letters of credit on the Company's behalf. Direct borrowings bear interest at prime minus .25% (8.25% at January 1, 2000) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. The Company had a net borrowing availability under the CIT Credit Agreement of $29,815,000 on January 1, 2000 and peak borrowing during the fifty-two weeks ended January 1, 2000 was $16,157,000. There were no direct borrowings outstanding under the CIT Credit Agreement and approximately $12,185,000 was committed under unexpired letters of credit as of January 1, 2000. Additionally, the Company borrowed, through a five-year term note payable, $5,000,000 at an interest rate of prime plus 200 basis points (10.25% at January 1, 2000), which was used to repurchase 1,000,000 shares of the Company's common stock. (See Note 10.).

         The CIT Credit Agreement has been modified five times through August 25, 1999, to adjust for changes relating to the Company's consolidated balance sheet as it exited from bankruptcy, reflecting associated "fresh start" accounting adjustments, increasing the level of capital expenditures to support the Company's growth and Year 2000 requirements, allowing the Warren acquisition as well as the Liz Claiborne Licensing Agreement, permitting the Company's stock buy-back program, extending the CIT Credit Agreement and increasing the Company's credit line, reducing borrowing costs, and allowing the early termination of the CIT Credit Agreement at the option of the Company. Key modifications include:

|X| The committed credit line has been increased to $42,000,000 from $30,000,000. The sub-limit on letters of credit has also been increased to $25,000,000 from $20,000,000. The limit on inventory based collateral has been raised to $21,000,000 from $12,000,000 and will increase by $1,000,000 automatically each fiscal year.

|X| The interest rate on direct borrowings has been reduced from prime plus 100 basis points to prime less 25 basis points.

|X| The Company may pay dividends or repurchase stock as long as the amount paid after August 25, 1999 does not exceed, in the aggregate, the sum of $2,000,000 plus one half of the net income exceeding $1,000,000 on a cumulative basis for the period commencing with the fiscal quarter ending October 2, 1999 and ending with the fiscal quarter preceding the date of the proposed dividend payment or stock repurchase. Borrowing availability before and after the making of any such dividend or stock repurchase can not be less than $5,000,000. As of January 1, 2000, approximately $3,034,000 of this amount remains available.

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

         The Company incurred $473,000 in commitment and related fees in connection with the credit facilities for the twenty-two weeks ended June 4, 1997. These fees were amortized as interest and financing costs over the terms of the respective agreements.

         Interest  was  not  accrued  during  the  periods   presented  for  the
pre-petition debt obligations, as the Company did not believe it would be required to pay it under the Bankruptcy laws.

(C) SHORT-TERM NOTES PAYABLE -

         Partial payment for the assets acquired from The Warren Apparel Group, Ltd. (see Note 4) was made in the form of a short-term note payable in the amount of $834,000. Payment was made on this note in four equal quarterly installments ended on October 27, 1999.

(D) LONG-TERM NOTES PAYABLE -

         The Company borrowed $5,000,000 and issued a term note payable to CIT as part of the fifth amendment to its credit agreement (see Note 7(a)) on August 25, 1999 to partially fund the Company's common stock repurchase on August 25, 1999 (see Note 10). The note bears interest at prime plus 200 basis points (10.25% as of January 1, 2000). The note matures on June 5, 2004 and the principal is to be paid on a sixty-month straight-line amortization schedule with the balance of the note due at maturity. Interest on the outstanding principal is due and payable monthly.

8.   INCOME TAXES:

         For the fifty-two,  fifty-two,  thirty-one  and twenty-two  weeks ended
January  1,  2000,   January  2,  1999,  January  3,  1998  and  June  4,  1997,
respectively, the Company recognized the following tax provision (benefit).


                                                                       (In thousands)


                                            Fifty-Two            Fifty-Two            Thirty-One             Twenty-Two Weeks
                                           Weeks Ended          Weeks Ended           Weeks Ended               Ended June
                                           January 1,            January 2,           January 3,                    4,
                                              2000                  1999                 1998                      1997
                                        ----------------      ----------------     -----------------        -----------------
Current:
             Federal                         $ 3,046              $ 1,851                $ 460                    $ 1,400

             State                               216                  733                  217                      2,428

             Foreign                              --                   --                   --                        351
                                             -------              -------                -----                    -------
                                               3,262                2,584                  677                      4,179
                                             -------              -------                -----                    -------
Deferred:
             Federal                         ( 1,469)               ( 334)                  --                        --

             State                             ( 136)               ( 122)                  --                        --

             Foreign                              --                   --                   --                        --
                                             -------              -------                -----                    -------
                                             ( 1,605)              ( 456)                   --                        --
                                             -------              -------                -----                    -------


Deferred Non-Cash
Pre-Emergence Tax Provision:

             Federal                               374                  675                 --                        --

             State                                 623                  409                 --                        --
                                               -------              -------                -----                    -------
                                                   997                1,084                     --                    --
                                               -------              -------                -----                    -------

Total tax provision  for income taxes
                                                2,654                 3,212                  677                    4,179
Less: Taxes on sale
of Sassco Fashions line
                                                   --                   --                    --                   (3,728)
                                              -------              -------                -----                    -------
Tax provision
for income taxes                             $ 2,654               $ 3,212               $ 677                     $ 451
                                       =     =======        =      =======        =      =====                     =====


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

         The reconciliation between the Company's effective income tax rate and the statutory Federal income tax rate is as follows:

-------------------------------------- -------------------- --------------------- -------------------- ---- ------------------ ----
                                            Fifty-Two            Fifty-Two            Thirty-One            Twenty-Two Weeks
                                           Weeks Ended          Weeks Ended           Weeks Ended             Ended June 4,
                                           January 1,            January 2,           January 3,                 1997
                                               2000                 1999                 1998
                                         ---------------      ----------------     ----------
-------------------------------------- -------------------- --------------------- -------------------- ---- ------------------ ----
Effective Tax Rate                             24.2%                 26.6%                 17.0%                     2.8%
-------------------------------------- -------------------- --------------------- -------------------- ---- ------------------ ----
-------------------------------------- -------------------- --------------------- -------------------- ---- ------------------ ----

-------------------------------------- -------------------- --------------------- -------------------- ---- ------------------ ----
-------------------------------------- -------------------- --------------------- -------------------- ---- ------------------ ----
Net state tax                                ( 4.2%)              ( 5.6%)               ( 5.4%)                  ( 1.3%)
-------------------------------------- -------------------- --------------------- -------------------- ---- ------------------ ----
-------------------------------------- -------------------- --------------------- -------------------- ---- ------------------ ----
Net foreign tax                                --                    --                    --                    ( 0.2%)
-------------------------------------- -------------------- --------------------- -------------------- ---- ------------------ ----
-------------------------------------- -------------------- --------------------- -------------------- ---- ------------------ ----
Intangibles                                    14.2%                 12.9%                23.4%                     --
-------------------------------------- -------------------- --------------------- -------------------- ---- ------------------ ----
-------------------------------------- -------------------- --------------------- -------------------- ---- ------------------ ----
Utilization of net operating
  losses                                       --                    --                    --                      35.0%
-------------------------------------- -------------------- --------------------- -------------------- ---- ------------------ ----
-------------------------------------- -------------------- --------------------- -------------------- ---- ------------------ ----
Other                                          ( 0.2%)                0.1%                  --                     (1.3%)
                                       ----    -------      -----     ----        ------    ----            ----   ------
-------------------------------------- -------------------- --------------------- -------------------- ---- ------------------ ----
-------------------------------------- -------------------- --------------------- -------------------- ---- ------------------ ----

-------------------------------------- -------------------- --------------------- -------------------- ---- ------------------ ----
-------------------------------------- -------------------- --------------------- -------------------- ---- ------------------ ----
Federal statutory rate                         34.0%                 34.0%                 35.0%                    35.0%
                                       ===     =====        ===      =====        ====     =====            ====    =====
-------------------------------------- -------------------- --------------------- -------------------- ---- -----


         The amounts comprising the temporary differences,  characterized by the difference  between  financial  statement  carrying  values and the tax basis of balance sheet elements, at the end of the respective periods are as follows:
                                                     (In thousands)
---------------------------------------------- ------------------ ------------------- ------------------- --
                                                  January 1,          January 2,          January 3,
---------------------------------------------- ------------------ ------------------- ------------------- --
---------------------------------------------- ------------------ ------------------- ------------------- --
                                                                                              1998
                                                       2000               1999

---------------------------------------------- ------------------ ------------------- ------------------- --
---------------------------------------------- ------------------ ------------------- ------------------- --
Customer reserves and allowances                         $ 7,881             $ 6,620             $ 4,108
---------------------------------------------- ------------------ ------------------- ------------------- --
---------------------------------------------- ------------------ ------------------- ------------------- --
Depreciation                                              14,699              14,487               6,713
---------------------------------------------- ------------------ ------------------- ------------------- --
---------------------------------------------- ------------------ ------------------- ------------------- --
Inventory                                                  5,417               5,240               2,553
---------------------------------------------- ------------------ ------------------- ------------------- --
---------------------------------------------- ------------------ ------------------- ------------------- --
Worker's compensation
   insurance                                                 133                 181                 572
---------------------------------------------- ------------------ ------------------- ------------------- --
---------------------------------------------- ------------------ ------------------- ------------------- --
Vacation pay accrual                                         724                 646                 490
---------------------------------------------- ------------------ ------------------- ------------------- --
---------------------------------------------- ------------------ ------------------- ------------------- --
Other                                                    4,892               3,106                   608
                                               ----      -------  ----       -------  --------       ---
---------------------------------------------- ------------------ ------------------- ------------------- --
---------------------------------------------- ------------------ ------------------- ------------------- --
Total temporary differences                              $33,746             $30,280            $ 15,044
                                                         =======             =======            ========
---------------------------------------------- ------------------ ------------------- ------------------- --

--------------------------------------------- ------------------- ------------------- ------------------- -------------------

Tax effect of temporary differences                     $ 13,498            $ 12,718              $5,265
--------------------------------------------- ------------------- ------------------- ------------------- -------------------
--------------------------------------------- ------------------- ------------------- -------------------
Valuation allowance                                     (13,498)            (12,718)             (5,265)
                                                        --------  -         --------  ---        -------
--------------------------------------------- ------------------- ------------------- -------------------
--------------------------------------------- ------------------- ------------------- -------------------
Deferred tax assets recognized                        $  --               $ --                 $  --
                                                      ==========          ==========           =====
--------------------------------------------- ------------------- ------------------- -------------------


         At June 4, 1997 approximately $50,000,000 of consolidated net operating losses were available to reduce future taxable income through fiscal year 2011. However, the utilization of such losses is subject to an annual limitation as set forth in Internal Revenue Code Section 382. The maximum amount of net operating losses that may be utilized by the Company in any period is annually limited to $1,500,000. As of January 1, 2000, the remaining aggregate loss utilization limitation through fiscal year 2011 is approximately $18,000,000. As such, the NOL available to the Company, after taking into account the aforementioned limitation, is $18,000,000 as of January 1, 2000. A full valuation reserve has been established for the deferred tax asset associated with the net operating loss carryforwards.


9.   COMMITMENTS AND CONTINGENCIES:

(A)  LEASES -

         The Company rents real and personal property under leases expiring at various dates through 2008. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses. Total rent expense charged to operations for the fifty-two, fifty-two, thirty-one and twenty-two weeks ended January 1, 2000, January 2, 1999, January 3, 1998 and June 4, 1997, amounted to $3,292,000, $2,540,000, $1,365,000 and $4,599,000, respectively.

         Minimum annual rental commitments under operating and capitalized leases in effect at January 1, 2000 are summarized as follows:

                                                           Capitalized
                           Fiscal     Real    Equipment      Equipment
                           Years     Estate   & Other    (including interest)
                           -----     ------   -------    --------------------
                                                (In thousands)
                            2000   $ 2,334   $   274         $   104
                            2001     2,056       251             106
                            2002     1,819        64             106
                            2003     2,013         2              19
                            2004     2,013      --                --
                        Thereafter   8,141      --                --
                                   -------   -------         -------

Total minimum lease payments       $18,376   $   591         $   335
                                   =======   =======         =======

(B)  LEGAL PROCEEDINGS -

         As discussed in Notes 1 and 2, on the Filing Dates the Company and several of its subsidiaries filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code. By an order dated April 21, 1997 (the "Confirmation Order"), the Bankruptcy Court confirmed the Plan. The Plan was consummated on June 4, 1997. Certain alleged creditors who asserted age and other discrimination claims against the Company and whose claims were expunged (the "Claimants") pursuant to an order of the Bankruptcy Court (see below) appealed the Confirmation Order to the United States District Court for the Southern District of New York. The Company moved to dismiss the appeal from the Confirmation Order and the motion was granted and the appeal was dismissed. An appeal to the United States Court of Appeals for the Second Circuit from the order dismissing the appeal taken by the Claimants subsequently was withdrawn, without prejudice, and may be refiled in the future. In addition, the Claimants and two other persons commenced a separate adversary proceeding in the Bankruptcy Court to revoke the Confirmation Order. The Company has moved to dismiss the adversary proceeding to revoke the Confirmation Order and that motion has been fully briefed, but has not yet been argued to the Bankruptcy Court. However, that matter is now moot based upon the proceedings described in the next paragraph and the Claimants' lack of standing.

         The Claimants, who are former employees of the Company and who were discharged prior to the filing of the Chapter 11 cases, asserted age and other discrimination claims, including punitive damage claims against the Company in the approximate aggregate sum of $80 million. Following a trial on the merits, the Bankruptcy Court expunged and dismissed those claims in their entirety. The Claimants appealed that decision to the United States District Court for the Southern District of New York, and on July 17, 1998, that Court affirmed the decision of the Bankruptcy Court. The Claimants took a further appeal to the United States Court of Appeals for the Second Circuit, which affirmed the decision of the United States District Court in a summary order dated June 28, 1999. On September 27, 1999, the Claimants filed a petition for certiorari review by the United States Supreme Court for relief. The petition for certiorari was denied on January 10, 2000.

         Five of the Claimants in the above-described appeal commenced an action alleging employment discrimination against certain former officers and directors of the Company in the United States District Court for the Southern District of New York. The Court dismissed all of the causes of action arising under federal and state statutes, and the only remaining claims are those arising under the New York City Human Rights Law. Discovery is complete and it is expected that a summary judgement motion will be filed by the defending officers and directors in the near future.

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

         In February 1993, the United States Attorney for the Middle District of Pennsylvania issued a Grand Jury Subpoena seeking the production of documents as a result of the Company's announcement of accounting irregularities. In 1994, Donald F. Kenia, former Controller of the Company, was indicted by a federal grand jury in the Middle District of Pennsylvania and pleaded guilty to the crime of securities fraud in connection with the accounting irregularities. In October 1996, Paul F. Polishan, former Senior Vice President and Chief Financial Officer of the Company, was indicted by the federal grand jury in the Middle District of Pennsylvania for actions relating to the accounting irregularities. The trial of the case against Paul F. Polishan is expected to begin March 1, 2000.

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


(C)  MANAGEMENT AGREEMENTS -

         The Company is currently committed to management contracts with several officers and key employees with annual salaries of $2,134,000 and $1,805,000 for fiscal 2000 and 2001, respectively.

(D)  CONCENTRATIONS OF CREDIT RISK -

         Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the retail apparel business. For the fifty-two weeks ended January 1, 2000, three customers accounted for 31%, 10% and 10% of the Company's sales. For the fifty-two weeks ended January 2, 1999, three customers accounted for 30%, 11% and 9% of the Company's sales. For the fifty-three weeks ended January 3, 1998, excluding the Sassco Fashion and Castleberry product lines, three customers of the continuing Leslie Fay business accounted for 33%, 12% and 8% of the reorganized Company's sales. The Company has established an allowance for possible losses based upon factors surrounding the credit risk of specific customers, historical trends and other information.

         On June 2, 1997 the Company entered into a factoring agreement with CIT, whereby CIT provides a guarantee of collection for all shipments approved by CIT. Under the factoring agreement these receivables are purchased by CIT. On January 1, 2000 and January 2, 1999 the Company's accounts receivables included $16,297,000 and $14,915,000, respectively, due from CIT, net of reserves.

10.      STOCKHOLDERS' EQUITY

         The authorized common stock of the reorganized Company consists of 20,000,000 shares of common stock with a par value of $.01 per share. On June 3, 1998, the Company's Board of Directors approved a two-for-one common stock split. As a result of the split, the stockholders received one additional share of common stock for each one they held as of June 17, 1998. The par value remained $.01 per share. The Consolidated Financial Statements and financial information contained elsewhere in this report have been adjusted to retroactively reflect the effects of the common stock split for all periods presented. At June 4, 1997, 6,800,000 shares, adjusted retroactively for the stock split, were issued and outstanding and were being held by the Plan Administrator in trust. In July 1997, 5,372,000 (79%) of the shares were distributed. During the period from February 15, 1999 through March 5, 1999, approximately 1,250,000 (88%) of the remaining shares were distributed. In August 1999, the Plan Administrator elected to receive $7.00 per share in cash for 140,660 of the remaining undistributed shares in connection with the merger transaction with an affiliate of Three Cities. The remaining shares are being held back by the plan administrator until the final disputed claims are settled before the Bankruptcy Court. The old common stock was extinguished prior to emergence from bankruptcy on June 4, 1997 and the old stockholders of the Company did not retain or receive any value for their equity interest. In addition, 500,000 shares of Preferred Stock of the reorganized Company were authorized at June 4, 1997 with a par value of $.01. None of these shares have been issued.

         The Company acquired for cash 817,100 shares of its common stock outstanding at a cost of $4,623,000 during the third quarter ended October 3, 1998.

         On August 25, 1999, following the approval of more than two-thirds of the stockholders of the Company, the Company completed a merger transaction with an affiliate of Three Cities. In connection with the merger, holders of common stock of the Company had the right to elect to receive cash for their shares. The holders of 2,111,966 shares of the Company's common stock received $7.00 in cash per share for their shares. Three Cities provided $7,783,762 in return for 1,111,966 shares of the Company while the remaining 1,000,000 shares were placed in the Company's treasury. The $7,000,000 of cash required of the Company to consummate the cash election was financed through a $5,000,000 five-year note, (see Note 7) and through additional borrowings under the Company's credit line.

         The merger transaction also affected a modification of the Certificate of Incorporation of the Company that changed certain provisions regarding the approval of certain business combination transactions.

         The Company may pay cash dividends or repurchase its stock under the CIT Credit Agreement (see Note 7) as long as those disbursements do not cause the Company to be in violation of the restrictive covenants, there remains no less than $5,000,000 of unused borrowing capacity and the cumulative stock repurchase or distribution of dividends does not exceed the dividend and stock repurchase basket described in Note 7. At the end of the fiscal year ended January 1, 2000 the Company may borrow up to $3,034,000 for stock repurchase or dividend distribution. The Company has no plans to pay cash dividends in the foreseeable future.


11.      STOCK OPTION PLAN:

         Information regarding the Company's stock option plan is summarized below. All shares and option prices have been retroactively adjusted to reflect the 2-1 stock split on July 1, 1998:


                                                                          Weighted Average Option
                                                   Number of Shares           Price Per Share
                                                   ----------------           ---------------
Granted (post-emergence)                                      1,020,236                  $3.34
                                                              ----------

Outstanding at January 3, 1998                                1,020,236                    3.34

Granted                                                          458,258                   3.76

Exercised or surrendered                                      ( 140,120)                   3.09
                                                             ----------
Outstanding at January 2, 1999                               1,338,374                     3.51
                                                            -----------
Granted                                                         38,500                     6.40
                                                            -----------
Outstanding at January 1, 2000                               1,376,874                     3.59
                                                            -----------


         The Plan provided stock options to certain senior management equal to seventeen and one-half (17.5%) percent of the Company's common stock issued at the time of the grant (6.8 million shares adjusted for the 2-1 stock split). Of this amount, 824,236 options were granted, as of June 4, 1997. One-third of these options vest on each of the first three anniversaries of the Consummation Date. On January 4, 1998, the remaining 365,758 options were granted to replace the options that were part of the Company's exit from bankruptcy, twenty five percent of these options were immediately vested with an additional twenty five percent vesting on each of the first three anniversaries of the grant date. Since June 4, 1997 thirty-seven managers were granted 167,000 options. One-third of these options vest on each of the first three anniversaries of the grant dates. These grants include 25,000 stock options to the two senior managers of the newly acquired Warren brands (see Note 4). In addition, the five original non-employee directors of the Company have been granted 20,000 stock options each. These options vest one-third on each of the first three anniversaries of the Consummation Date. The six non-employee directors of the Company that were elected since have been granted 10,000 stock options that vest one-third at each anniversary of the date each director joined the Board of Directors. The options may be exercised for between $3.09 and $7.44 per share. At January 1, 2000 and January 2, 1999, 870,446 and 381,878 options, respectively, were exercisable.

         Effective as of the Consummation Date, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No.123 utilizing the fair value based method, compensation cost is measured at the grant date based upon the value of the award and is recognized over the service period. The fair value of the options granted during the fifty-two weeks ended January 1, 2000 and January 2, 1999 and during the thirty-one weeks ended January 3, 1998 was estimated using the Black-Scholes option pricing model based upon the following weighted-average assumptions: risk free interest rate of 4.8%, 5.4% and 6.4%, respectively, expected life of 5 years for all periods, and volatility of 43%, 39% and 34%, respectively. Had SFAS No. 123 been adopted prior to the Consummation Date, there would have been no effect on the Company's financial statements.



A summary of stock options outstanding and exercisable as of January 1, 2000, follows:

                                                       OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                                       -------------------                            -------------------
                                              WEIGHTED AVERAGE
  RANGE OF EXERCISE          NUMBER            REMAINING LIFE           WEIGHED AVERAGE          NUMBER         WEIGHED AVERAGE
        PRICES            OUTSTANDING            (IN YEARS)              EXERCISE PRICE       EXERCISABLE        EXERCISE PRICE
        ------            -----------            ----------              --------------       -----------        --------------
        $3.09              1,149,874                7.61                     $3.09              700,396              $3.09
    $5.75 - $7.44            227,000               8.39                         6.14            170,050             $6.03


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

                                                                     1997
                                                                     ----

Discount rate                                                        7.5%
Long-term rate of return on assets                                   8.8%

         Net periodic pension cost recognized in the thirty-one and twenty-two weeks ended January 3, 1998 and June 4, 1997 was as follows:



                                          THIRTY-ONE WEEKS      TWENTY-TWO
                                               ENDED            WEEKS ENDED
                                            JANUARY 3            JUNE 4,
                                                1998               1997
Service costs                                   $ --             $ --

Interest cost                                       47               38
Actual return on assets                           (74)              (98)
Recognition of partial settlement
   of pension obligations                             --              --
Net amortization and deferral                        27              60
                                            ------   ---         ------
     Net periodic pension cost                 $___--            $   --
                                               =======           =======



         All payments to participants were made during fiscal 1997.

(B)  DEFINED CONTRIBUTION PLAN -

         The Company also maintains a qualified voluntary contributory profit sharing plan covering certain salaried, hourly and commission-based employees. Certain Company matching contributions to the plan are mandatory. Other contributions to the plan are discretionary. Total contributions to the plan may not exceed the amount permitted as a deduction pursuant to the Internal Revenue Code. The contributions charged to operations for the fifty-two, fifty-two, thirty-one and twenty-two weeks ended January 1, 2000, January 2, 1999, January 3, 1998 and June 4, 1997 amounted to $295,000, $211,000, $75,000 and $113,000, respectively.

(C) OTHER -

         The Company participates in a multi-employer pension plan. The plans provide defined benefits to unionized employees. The amount of contributions to the pension fund for the continuing operations in 1999, 1998 and 1997 amounted to $457,000, $362,000 and $364,000 respectively.

         The  Company  does  not  provide   post-employment  or  post-retirement
benefits other than the plans described above.

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

                                                                   TWENTY-TWO WEEKS ENDED JUNE 4, 1997
                                         -----------------------------------------------------------------------------------------

                                          HISTORICAL     DISPOSITION OF       SALE OF        FRESH START      PRO FORMA ADJUSTED
                                          OPERATIONS         SASSCO         CASTLEBERRY       REPORTING            BALANCE
                                         --------------  ----------------  --------------  ---------------------------------------
Net Sales.............................        $197,984        ($136,107)        ($2,808)              $ --                $59,069

Cost of  Sales........................         147,276         (101,573)         (2,262)              (32)                 43,409
                                         --------------  ----------------  --------------  ----------------  ---------------------

    Gross profit......................          50,708          (34,534)           (546)                32                 15,660
                                         --------------  ----------------  --------------  ----------------  ---------------------

Operating Expenses:
    Selling, warehouse, general and
      administrative expenses..........         35,459          (23,666)         (1,000)               250                 11,043

    Depreciation and amortization                2,090           (1,078)            (41)             (971)                     --
expense...............................
                                         --------------  ----------------  --------------  ----------------  ---------------------

      Total operating expenses........          37,549          (24,744)         (1,041)             (721)                 11,043
                                         --------------  ----------------  --------------  ----------------  ---------------------

    Other (income) expense...........          (1,196)               260              --                --                  (936)

    Amortization in excess of revalued
net           assets acquired over                  --                --              --           (1,905)                (1,905)
equity................................
                                         --------------  ----------------  --------------  ----------------  ---------------------

Total operating expenses, net.........          36,353          (24,484)         (1,041)           (2,626)                  8,202
                                         --------------  ----------------  --------------  ----------------  ---------------------

Operating income......................          14,355          (10,050)             495             2,658                  7,458

Interest and Financing Costs (excludes                             (595)              --                --                    777
      Contractual interest)...........           1,372
                                         --------------  ----------------  --------------  ----------------  ---------------------

Income (loss) before reorganization             12,983           (9,455)             495             2,658                  6,681
costs,
      taxes, gain on sale, fresh start
      revaluation and extraordinary item

Reorganization Costs..................           3,379                --              14           (3,393)                     --
                                         --------------  ----------------  --------------  ----------------  ---------------------

    Income (loss) before taxes, gain on
sale,                                            9,604           (9,455)             481             6,051                  6,681
      fresh start revaluation
and
extraordinary item....................

Taxes.................................             451             (342)              --             1,898                  2,007
                                         --------------  ----------------  --------------  ----------------  ---------------------

    Net Income (loss) before gain on
sale,                                            9,153           (9,113)             481             4,153                  4,674
      fresh start revaluation
and
extraordinary item....................

Gain on disposition of Sassco
Fashions           line, loss on
revaluation of assets
pursuant to  adoption of                       136,341          (89,810)              --          (46,531)                     --
fresh-start             reporting and
extraordinary gain on           debt
discharge.............................
                                         --------------  ================  ==============  ================  =====================

    Net Income (loss).................        $145,494         ($98,923)            $481         ($42,378)                 $4,674
                                         ==============  ================  ==============  ================  =====================
    Net Income (loss)  per Share
                              -  Basic         *                                                                            $0.69
and Diluted...........................

    Weighted Average  Common                   *
         Shares  Outstanding  - Basic                                                                                  6,800,000
and Diluted...........................

*Earnings per share for the twenty-two weeks ended June 4, 1997 on a historical basis is based on the old stock outstanding. The old stock was canceled under the plan of reorganization and new stock was issued. Earnings per share on a pro forma basis is calculated on the new stock outstanding.

14.      REORGANIZATION COSTS:

         The Predecessor Company recognized reorganization costs during the twenty-two weeks ended June 4, 1997 as follows:

                                          (In thousands)

                                           Twenty-Two
                                        Weeks Ended June
                                               4,
                                              1997


Professional fees and other
  costs                                           $2,951
Plan administration costs                          1,000
Interest income                                    ( 572)
                                                  ------
 Total reorganization costs                       $3,379
                                                  ======



15.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

         The components of accrued expenses and other current liabilities are as follows:

                                                                     (In thousands)
                                                             January 1,       January 2,
                                                                2000             1999
                                                                ----             ----
  Bonus and Profit Sharing                                        $ 2,261          $ 1,274
  Accrued Acquisition Costs (see Note 4)                              251            1,175
  Duty                                                              1,510              806
  Vacation                                                            724              635
  Professional Fees                                                   321              389
  Other                                                            3,054            3,207
                                                                   -----            -----
        Total                                                    $ 8,121          $ 7,486
                                                                  =======          =======

16.  SUPPLEMENTAL CASH FLOW INFORMATION:

         Net cash paid (received) for interest and income taxes for the fifty-two, fifty-two, thirty-one and twenty-two weeks ended January 1, 2000, January 2, 1999, January 3, 1998 and June 4, 1997 were as follows:

                                                                                             (In thousands)
                                               Fifty-Two            Fifty-Two           Thirty-One              Twenty-Two
                                              Weeks Ended          Weeks Ended          Weeks Ended              Weeks Ended
                                            January 1, 2000      January 2, 1999      January 3, 1998           June 4, 1997
                                            ---------------      ---------------      ---------------           ------------
Interest                                        $ 2,213               $ 953                $ 367                 $ 1,412
Income taxes                                      4,224                2,892                  928                  (2,694)


         During December 1999, the Company entered into a capital lease for approximately $75,000 for the purchase of computer equipment.

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

         The Company is currently analyzing the impact of this new pronouncement on its financial position and results of operations.

18.  UNAUDITED QUARTERLY RESULTS:

Unaudited quarterly financial information for 1999 and 1998 is set forth as follows:


                                                               (In thousands, except per share data)
                1999                           March               June            September               December
                ----                           -----               ----            ---------               --------
Net sales                                  $61,144                $38,450           $58,622                     $39,230
Gross profit                                 16,684                  9,843            14,766                      7,463
Net income (loss)                              4,281                   968              3,142                      (75)
Net income (loss) per share
 - Basic                                      $0.71                  $0.16             $0.56                   ($0.01)
 - Diluted                                    $0.70                  $0.15             $0.52                   ($0.01)


                1998                           March               June            September               December
                ----                           -----               ----            ---------               --------
Net sales                                  $45,258                $28,676           $48,789                     $30,144
Gross profit                                 11,998                  7,489            12,149                      5,684
Net income (loss)                              3,769                 1,378              3,769                      (58)
Net income (loss) per share
 - Basic                                      $0.55                  $0.20             $0.58                   ($0.01)
 - Diluted                                    $0.54                  $0.19             $0.55                   ($0.01)

19.  SUBSEQUENT EVENTS:

         On February 15, 2000, the Company entered into a license agreement with the licensing subsidiary of Liz Claiborne, Inc. to manufacture dresses and suits under the Liz Claiborne and Elisabeth trademarks. The Company also purchased the dress finished goods and raw materials inventory of Liz Claiborne and agreed to honor related manufacturing commitments that had been made by Liz Claiborne as of February 15, 2000. Beginning for the Fall 2000 season that begins to ship in June 2000, the Company will design and arrange the manufacture of Liz Claiborne and Elisabeth dresses. Liz Claiborne and Elisabeth dresses are sold in department and specialty stores throughout the United States and, to a much lesser extent, in Canada, Mexico and other parts of the world.

         The agreements with Liz Claiborne provide that the Company will pay royalties including guaranteed minimum royalty payments of up to approximately $2,000,000 throughout the five year initial term of the agreement against 6% of the net sales of Liz Claiborne and Elisabeth dresses and suits. The Company also will reimburse Liz Claiborne for certain operating costs on a transitional basis.



                                                                                                             SCHEDULE II
                                           THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                                                 VALUATION AND QUALIFYING ACCOUNTS
                                                           (IN THOUSANDS)


                                                   RESERVES      BEGINNING
                                                  RELATED TO      BALANCE
                                     BALANCE AT      SOLD       RELATED TO        COSTS                       BALANCE AT
           DESCRIPTION               BEGINNING      PRODUCT     CONTINUING      CHARGED TO    DEDUCTIONS         END
                                     OF PERIOD       LINES      OPERATIONS       EXPENSE                       OF PERIOD
FIFTY-TWO WEEKS ENDED
 JANUARY 1,  2000

Reserve for Allowances                                 --
                                          $6,600                      $6,600         $24,220    ($25,578)          $5,242
Other Receivable Reserves                     24       --                 24             --                            24
                                                                                                  --
Reserve for Doubtful Accounts                 70       --                 70             --                            70
                                                                                                  --
Reserve for Returns                         131                         131           1,216      (1,215)             132

          Total Receivable Reserves       $6,825      $               $6,825         $25,436    ($26,793)          $5,468
                                          ======      =========     ========         =======    ========           ======

FIFTY-TWO WEEKS ENDED
 JANUARY 2,  1999

Reserve for Allowances                    $3,098                      $3,098         $13,879    ($10,377)          $6,600
Other Receivable Reserves                     24         --               24             --                            24
Reserve for Doubtful Accounts                 48         --               48              22                           70
                                                                                                       --
Reserve for Returns                           66         --               66          1,394      (1,329)             131

          Total Receivable Reserves       $3,236      $  --           $3,236         $15,295    ($11,706)          $6,825

                                          ======      =========     ========         =======    ========           ======





                                                        SCHEDULE II (continued)
                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                   RESERVES      BEGINNING
                                                  RELATED TO      BALANCE
                                     BALANCE AT      SOLD       RELATED TO                                    BALANCE AT
           DESCRIPTION               BEGINNING      PRODUCT     CONTINUING        COSTS       DEDUCTIONS         END
                                     OF PERIOD       LINES      OPERATIONS      CHARGED TO                     OF PERIOD
                                                                                 EXPENSE
THIRTY-ONE WEEKS ENDED
 JANUARY 3, 1998

Reserve for Allowances                                 --
                                          $2,534                      $2,534          $5,505     ($4,941)          $3,098

Other Receivable Reserves                     88       --                 88            (64)           --              24

Reserves for Discounts (1)                   934       --                934              --        (934)              --

Reserve for Doubtful Accounts                230       --                230           (172)         (10)              48

Reserve for Returns                           29                          29            992         (955)              66
                                    ------------  --------     -------------  -------------- ------------    ------------


Total Receivable Reserves                 $3,815      $               $3,815          $6,261     ($6,840)          $3,236
                                    ============  =========     ----------==   --------=====  ==========     ============

TWENTY-TWO WEEKS ENDED
 JUNE 4, 1997

Reserve for Allowances                    $8,619     ($6,074)         $2,545          $2,952     ($2,963)          $2,534

Other Receivable Reserves                  4,881      (4,212)            669           (581)           --              88

Reserves for Discounts                       588           --            588           3,498      (3,152)             934

Reserve for Doubtful Accounts                895        (349)            546           (360)           44             230


Reserve for Returns                           98        (69)              29             488        (488)              29
                                     ------------  --------     -------------  --------- ---- ------------    ------------

          Total Receivable Reserves      $15,081    ($10,704)         $4,377          $5,997     ($6,559)          $3,815
                                    ============  =========     ----------==   --------=====  ==========     ============





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

FOR THE FISCAL YEAR ENDED JANUARY 1, 2000            COMMISSION FILE NO. 1-9196

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
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 221-4000

                          THE LESLIE FAY COMPANY, INC.
                          ----------------------------
                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
2.1                 Amended Joint Plan of Reorganization.(2)

3.1*                Amended and Restated Certificate of Incorporation of the registrant.


3.2(a)              Amended and Restated By-laws of the registrant.(2)

3.2(b)              Amendment to Amended and Restated By-laws of the registrant.(10)

4.1                 Specimen Copy of Stock Certificate for shares of Common Stock of the registrant.(11)

4.2                 Revolving Credit Agreement dated June 2, 1997 between Leslie Fay Marketing, Inc. ("LFM") and the CIT Group/Commercial Services, Inc. ("CIT").(2)

4.3                 First Amendment dated February 23, 1998 to the Revolving Credit Agreement between LFM and
                    CIT.(4)

4.4                 Second Amendment dated March 31, 1998 to the Revolving Credit Agreement between LFM and CIT.(4)

4.5                 Third Amendment dated October 28, 1998 to the Revolving Credit Agreement between LFM and
                    CIT.(8)

4.6                 Fourth Amendment dated March 29, 1999 to the Revolving Credit Agreement between LFM and CIT.(9)

4.7                 Fifth Amendment dated August 25, 1999 to the Revolving Credit Agreement between LFM and CIT.(9)

10.1                Employment Agreement dated as of January 4, 1998 between the registrant and John J.
                    Pomerantz.(7)(12)

10.1(a)             Amendment No. 1 dated as of January 1999 to Employment Agreement dated as of January 4, 1998 between the registrant and John J. Pomerantz. (9) (12)

10.2                Employment Agreement dated as of January 4, 1998 between the registrant and John Ward.(7) (12)

10.2(a)             Amendment No. 1 dated as of January 1999 to Employment Agreement dated as of January 4, 1998 between the registrant and John Ward. (9) (12)

10.3                Employment Agreement dated as of January 4, 1998 between the registrant and Dominick
                    Felicetti.(7) (12)


10.3(a)             Amendment No. 1 dated as of January 1999 to Employment Agreement dated as of January 4, 1998 between the registrant and Dominick Felicetti. (9) (12)

10.4                Employment Agreement dated as of January 4, 1998 between the registrant and Warren T.
                    Wishart.(7) (12)

10.4(a)             Amendment No. 1 dated as of January 1999 to Employment Agreement dated as of January 4, 1998 between the registrant and Warren T. Wishart.(9) (12)

10.5                1997 Management Stock Option Plan.(5) (12)

10.6                1997 Non-Employee Director Stock Option and Stock Incentive Plan.(6) (12)

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

 21.1               List of Subsidiaries.(4)

23.1*               Consent of Arthur Andersen LLP.

27*                 Financial Data Schedule


--------------------------------------------------------------------------------

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

(9) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1999.

(10) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

(11) Incorporated by reference to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1.

(12) Management contract or compensation plan or arrangement required to be noted as provided in Item 14 (a) (3).