Form 10-Q
period 2000-04-01
FAY LESLIE CO INC
filed 2000-05-16
CIK 796226

SECURITIES AND EXCHANGE COMMISION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000          COMMISSION FILE NO. 1-9196

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

There were 5,073,138 shares of Common Stock outstanding at April 1, 2000.

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

                  Consolidated Balance Sheets as of April 1, 2000 (Unaudited)
                     and January 1, 2000, respectively............................................................3


                  Consolidated Statements of Operations (Unaudited) for the
                     Thirteen weeks Ended April 1, 2000 and
                     April 3, 1999, respectively..................................................................4

                  Consolidated Statements of Cash Flows (Unaudited) for the
                     Thirteen Weeks Ended April 1, 2000 and
                     April 3, 1999, respectively..................................................................5


Notes to Consolidated Financial Statements........................................................................6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................................12

Item 3.  Quantitative and Qualitative Disclosures

                  About Market Risk..............................................................................14

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................15
Item 2.  Changes in Securities...................................................................................15
Item 3.  Defaults Upon Senior Securities.........................................................................15
Item 4.  Submission of Matters to a Vote of Security Holders.....................................................15
Item 5.  Other Information.......................................................................................15
Item 6.  Exhibits and Reports on Form 8-K........................................................................15

SIGNATURES.......................................................................................................16

INDEX TO EXHIBITS..............................................................................................E-1

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PAR VALUE SHARE DATA)

                                                                               UNAUDITED               AUDITED

                                                                                APRIL 1,              JANUARY 1,
                                ASSETS                                            2000                   2000
Current Assets:
    Cash and cash equivalents.......................................                 $   867                $ 2,034
    Restricted cash and cash equivalents............................                   3,446                  3,432
    Accounts receivable- net of allowances for possible losses of
       $6,775 and $5,468, respectively..............................                  44,357                 16,952
    Inventories.....................................................                  28,611                 34,226
    Prepaid expenses and other current assets.......................                   1,440                  2,702
                                                                           -----------------      -----------------
       Total Current Assets.........................................                  78,721                 59,346
    Property, plant and equipment, at cost, net of accumulated
       depreciation of $1,904 and $1,535, respectively..............                   3,564                  3,695
    Excess of purchase price over net assets acquired-net of
       accumulated amortization of $467 and $357, respectively......                   6,138                  4,330
    Deferred charges and other assets...............................                   2,065                  1,629
                                                                           -----------------      -----------------
    Total Assets....................................................                $ 90,488               $ 69,000
                                                                           =================      =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Short term debt.................................................               $  13,001                $ 1,000
    Accounts payable................................................                  15,837                  9,454
    Accrued expenses and other current liabilities..................                   7,946                  8,121
    Accrued expenses and other current confirmation liabilities.....                   3,447                  3,432
    Income taxes payable............................................                     181                     --
    Current portion of capitalized leases...........................                      27                     40
                                                                           -----------------      -----------------
       Total Current Liabilities....................................                  40,439                 22,047

    Long term note payable..........................................                   3,750                  4,000
    Excess of revalued net assets acquired over equity under fresh - start reporting, net of accumulated amortization of $12,954
       and $11,811, respectively....................................                     754                  1,897
    Other long term liabilities.....................................                     994                    915
                                                                           -----------------      -----------------
    Total Liabilities...............................................                  45,937                 28,859
                                                                           -----------------      -----------------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.01 par value; 500 shares authorized, no
     shares issued and outstanding...................................                     --                     --

Common stock, $.01 par value; 20,000 shares authorized;
      6,890 and 6,870 shares issued, respectively....................                     69                     69
Capital in excess of par value.......................................                 32,320                 31,212
 Retained earnings..................................................                  23,785                 20,483
                                                                           -----------------      -----------------
    Subtotal........................................................                  56,174                 51,764
Treasury stock, at cost; 1,817 shares                                                 11,623                 11,623
                                                                           -----------------      -----------------
    Total Stockholders' Equity......................................                  44,551                 40,141
 Total Liabilities and Stockholders' Equity.........................                $ 90,488               $ 69,000
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

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                    UNAUDITED

                                                                          THIRTEEN                THIRTEEN
                                                                        WEEKS ENDED             WEEKS ENDED
                                                                          APRIL 1,                APRIL 3,
                                                                            2000                    1999
                                                                      ---------------        ---------------

Net Sales.......................................................              $66,936              $ 61,144
 Cost of Sales..................................................               51,296                44,460
                                                                      ---------------        ---------------
   Gross profit.................................................               15,640                16,684
                                                                      ---------------        ---------------
Operating Expenses:
      Selling, warehouse, general and
          administrative expenses...............................               10,604                10,373
   Non-cash stock based compensation............................                  250                   301
   Depreciation and amortization expense........................                  440                   280
                                                                      ---------------        ---------------
       Total operating expenses.................................               11,294                10,954
   Other income.................................................                (346)                 (349)

   Amortization of excess revalued net assets acquired
         over equity............................................              (1,143)                (1,143)
                                                                      ---------------        ---------------
   Total operating expenses, net................................                9,805                 9,462
                                                                      ---------------        ---------------
                                                                                5,835                 7,222
   Operating income.............................................
Interest and Financing Costs....................................                  862                   669
                                                                      ---------------        ---------------
   Income before taxes..........................................                4,973                 6,553

Provision for Taxes.............................................                1,671                 2,272
                                                                      ---------------        ---------------

   Net Income ..................................................              $ 3,302                $4,281
                                                                      ===============        ===============

   Net Income per Share - Basic.................................                $ .65                $ 0.71
                                                                      ===============        ===============
                        - Diluted...............................                $ .60                $ 0.70
                                                                      ===============        ===============
Weighted Average Shares Outstanding - Basic.....................            5,065,885             6,041,138
                                                                      ===============        ===============
                                     -Diluted...................            5,497,009             6,144,820
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

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                   THIRTEEN                   THIRTEEN
                                                                                  WEEKS ENDED                WEEKS ENDED
                                                                                    APRIL 1,                   APRIL 3,
                                                                                     2000                       1999
                                                                              ----------------             ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................             $ 3,302                      $4,281
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization...................................                 479                         307
     Amortization of excess net assets acquired over equity..........              (1,143)                     (1,143)
     Provision for possible losses on accounts receivable............                  (2)                         (4)
     Provision for stock based compensation and stock option grants..                 250                         301
     Changes in assets and liabilities:
       Accounts receivable...........................................             (27,403)                    (17,289)
       Inventories...................................................               8,035                      10,744
       Prepaid expenses and other current assets.....................               1,262                          (9)
       Deferred charges and other assets.............................                (436)                          4
       Accounts payable, accrued expenses and other current
           liabilities...............................................               4,976                      (3,750)
       Income taxes payable..........................................                 181                       1,806
       Deferred liabilities..........................................                  85                         113
     Changes due to reorganization activities:
       Use of pre-consummation deferred taxes........................                 795                         130
                                                                         ----------------             ---------------
         Total adjustments...........................................             (12,921)                     (8,790)
                                                                         ----------------             ---------------
         Net cash used in operating activities.......................              (9,619)                     (4,509)
                                                                         ----------------             ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..............................................                (238)                       (868)
   Net cash paid for acquisition.....................................              (3,104)                         --
                                                                         ----------------             ---------------
         Net cash used in investing activities.......................              (3,342)                       (868)
                                                                         ----------------             ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings..........................................              31,464                       5,105
   Repayment of  borrowings .........................................             (19,463)                         --
   Repayment of notes payable........................................                (250)                         --
   Repayment of capital leases ......................................                 (19)                        (12)
   Proceeds from new stock issuance and options exercised ...........                  62                          --
   Proceeds from (Payment of) obligations under Plan of Reorganization                 14                        (181)
                                                                         ----------------             ---------------
             Net cash provided by financing activities...............              11,808                       4,912
                                                                         ----------------             ---------------
   Net decrease in cash and cash equivalents.........................              (1,153)                       (465)
   Cash and cash equivalents, at beginning of period.................               5,466                       4,213
                                                                         ----------------             ---------------

   Cash and cash equivalents, at end of period.......................              $4,313                     $ 3,748
                                                                         ================             ===============

                                      -5-

       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

         The consolidated financial statements included herein have been prepared by The Leslie Fay Company, Inc. and subsidiaries (The Leslie Fay Company, Inc. being sometimes individually referred to, and together with its subsidiaries collectively referred to, as the "Company" as the context may require), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the Fiscal Year ended January 1, 2000 (the "1999 Form 10-K"). Interim taxes were provided based on the Company's estimated effective tax rate for the year.

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

2.       ACQUISITION:

         On February 15, 2000, the Company entered into a license agreement with the licensing subsidiary of Liz Claiborne, Inc. ("Liz Claiborne") to manufacture dresses and suits under the Liz Claiborne and Elisabeth trademarks. The Company also purchased the dress finished goods and raw materials inventory of Liz Claiborne and agreed to honor related manufacturing commitments that had been made by Liz Claiborne as of February 15, 2000. Beginning for the Fall 2000 season that begins to ship in June 2000, the Company will design and arrange the manufacture of Liz Claiborne and Elisabeth dresses. Liz Claiborne and Elisabeth dresses are sold in department and specialty stores throughout the United States and, to a much lesser extent, in Canada, Mexico and other parts of the world.

         The agreements with Liz Claiborne provide that the Company will pay royalties including guaranteed minimum average annual royalty payments of up to approximately $2,000,000 throughout the five year initial term of the agreement against 6% of the net sales of Liz Claiborne and Elisabeth dresses and suits. The Company also will reimburse Liz Claiborne for certain operating costs on a transitional basis.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         This transaction generated Goodwill of $1,887,000, which the Company is amortizing over the initial five-year period of the agreement ending February 2005. The Liz Claiborne agreement has been accounted for as a purchase, and accordingly, the operating results of Liz Claiborne Dresses have been included in the Company's consolidated financial statements since the date of the acquisition. The purchase price allocation is preliminary and is subject to refinement during fiscal 2000. Net Sales for the partial quarter ending April 1, 2000, were $6,154,000.

3.       INVENTORIES:

         Inventories consist of the following:
                                              (Unaudited)
                                                April 1,       January 1,
                                                 2000            2000
                                               -------          -------
  (In thousands)
  Raw materials                                $12,823          $14,338
  Work in process                                2,858            3,654
  Finished goods                                12,930           16,234
                                               -------          -------
     Total inventories                         $28,611          $34,226
                                               =======          =======

4.       DEBT:

         On June 2, 1997, in preparation for the consummation of the Amended Joint Plan of Reorganization ("the Plan"), a wholly-owned subsidiary of the Company entered into a two-year financing agreement (the "CIT Credit Agreement") with CIT which was amended on August 25, 1999 to extend the agreement through June 2, 2004 to provide direct borrowings and to issue letters of credit on the Company's behalf. Direct borrowings bear interest at prime minus .25% (8.75% at April 1, 2000) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. The Company had a net borrowing availability under the CIT Credit Agreement of $16,722,000 on April 1, 2000 and peak borrowing during the thirteen weeks ended April 1, 2000 was $19,424,000. There were $12,001,000 in direct borrowings outstanding under the CIT Credit Agreement and approximately $13,277,000 was committed under unexpired letters of credit as of April 1, 2000. Additionally, the Company borrowed, through a five year term note payable, $5,000,000 at an interest rate of prime plus 200 basis points (11.00% at April 1, 2000) which was used to repurchase the Company's common stock.

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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

| | The committed credit line has been increased to $42,000,000 from $30,000,000. The sub-limit on letters of credit has also been increased from $20,000,000 to $25,000,000. The limit on inventory based collateral has been raised from $12,000,000 to $20,000,000 and will increase by $1,000,000 automatically each fiscal year.

| | The interest rate on direct borrowings has been reduced from prime plus 100 basis points to prime less 25 basis points.

| | The Company may pay dividends or repurchase stock as long as the amount paid after August 25, 1999 does not exceed, in the aggregate, the sum of $2,000,000 plus one half of the net income exceeding $1,000,000 on a cumulative basis for the period commencing with the fiscal quarter ending April 1, 2000 and ending with the fiscal quarter preceding the date of the proposed dividend or stock repurchase. Borrowing availability before and after the making of any such dividend payment or stock repurchase can not be less than $5,000,000.

| | The Company issued a five-year term note payable in the amount of $5,000,000 at an interest rate of prime plus 200 basis points.

| | Covenants related to capital expenditures, minimum ratio of consolidated current assets to consolidated current liabilities, minimum consolidated tangible net worth and minimum consolidated working capital have been set at levels appropriate for normal business conditions and the Company's existing stock repurchase program.

| |      The Company may, with CIT's approval, acquire new businesses.

| |      The Company may terminate the CIT Credit Agreement early.

| | To support the working capital requirements of the Liz Claiborne license, the Company is negotiating an increase to the CIT Credit Agreement.

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

5.       INCOME TAXES:

         The provision for federal, state and local income taxes is $1,671,000 and $2,272,000 for the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively. Federal and state income taxes are partially offset by the utilization of pre-consummation net operating loss carryforwards. The utilization of pre-consummation net operating loss carryforwards for federal income tax purposes is limited to approximately $1,500,000 in 2000.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

6.       COMMITMENTS AND CONTINGENCIES:

         As noted in the Company's 1999 Form 10-K, the Company and several of its subsidiaries filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code in April 1993. By order dated April 21, 1997 (the "Confirmation Order"), the Bankruptcy Court confirmed the Plan. The Plan was consummated on June 4, 1997. Certain alleged creditors who asserted age and other discrimination claims against the Company and whose claims were expunged (the "Claimants") pursuant to an order of the Bankruptcy Court (see below) appealed the Confirmation Order to the United States District Court for the Southern District of New York. The Company moved to dismiss the appeal from the Confirmation Order and the motion was granted and the appeal was dismissed. An appeal to the United States Court of Appeals for the Second Circuit from the order dismissing the appeal taken by the Claimants subsequently was withdrawn, without prejudice, to the right to refile in the future. In addition, the Claimants and two other persons commenced a separate adversary proceeding in the Bankruptcy Court to revoke the Confirmation Order. The Company has moved to dismiss the adversary proceeding to revoke the Confirmation Order and that motion has been fully briefed, but has not yet been argued to the Bankruptcy Court. However, both that matter and the right to refile the appeal from the order dismissing the Claimants' appeal are now moot based upon the proceedings described in the next paragraph and the Claimants' lack of standing.

         The Claimants, who are former employees of the Company and who were discharged prior to the filing of the Chapter 11 cases, asserted age and other discrimination claims, including punitive damage claims against the Company in the approximate aggregate sum of $80 million. Following a trial on the merits, the Bankruptcy Court expunged and dismissed those claims in their entirety. The Claimants appealed that decision to the United States District Court for the Southern District of New York and, on July 17, 1998, that Court affirmed the decision of the Bankruptcy Court. The Claimants took a further appeal to the United States Court of Appeals for the Second Circuit, which affirmed the decision of the United States District Court in a summary order dated June 28, 1999. On September 27, 1999, the Claimants filed a petition for certiorari review by the United States Supreme Court for relief. The petition for certiorari was denied on January 10, 2000.

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

7.       STOCKHOLDERS' EQUITY:

         At June 4, 1997, 6,800,000 shares, adjusted retroactively for a two for one stock split effected on July 1, 1998, were issued and outstanding and were being held by the plan administrator in trust. In July 1997, 5,372,000 (79%) of the shares were distributed. During the period from February 15, 1999 through March 5, 1999, approximately 1,250,000 (88%) of the remaining shares were distributed. The remaining shares are being held back by the plan administrator until the final disputed claims are settled before the Bankruptcy Court.

8.       ACCOUNTING FOR STOCK OPTION COMPENSATION:

         Under the provisions of Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock Based Compensation," the Company has recorded $250,000 and $279,000 of non-cash stock based compensation expense for the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively. These amounts were offset as adjustments to Capital in excess of par value in the Consolidated Balance Sheets.

9.       NET INCOME PER SHARE:

         For the thirteen weeks ended April 1, 2000 and April 3, 1999, the basic weighted average common shares outstanding was 5,065,885 and 6,041,138 respectively, and the weighted average shares outstanding assuming dilution was 5,497,009 and 6,144,820 respectively. The difference of 431,124 and 103,682, respectively, represents the incremental dilution of shares upon exercise of dilutive stock options.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

10.      SUBSEQUENT EVENT:

         On May 9, 2000, the Company consummated its agreement to purchase substantially all the assets of Cynthia Steffe, Inc. Cynthia Steffe also licensed her trade names to the Company. Cynthia Steffe, Inc., markets to both department and specialty stores in the contemporary and designer sportswear categories. The 1999 Net Sales for Cynthia Steffe, Inc. were approximately $7,000,000. Cynthia Steffe and Richard Roberts, principals of Cynthia Steffe, Inc. have entered into employment agreements with the Company.

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
-------   ----------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ---------------------------------------------

(A)  RESULTS OF  OPERATIONS

THIRTEEN WEEKS ENDED APRIL 1, 2000 AS COMPARED TO
THIRTEEN WEEKS ENDED APRIL 3, 1999

         The Company recorded net sales of $66,936,000 for the thirteen weeks ended April 1, 2000, compared with $61,144,000 for the thirteen weeks ended April 3, 1999, a net increase of $5,792,000 or 9.5%. The Dress product line's net sales, excluding $6,154,000 generated by the recently licensed Liz Claiborne dress brands, increased $1,848,000 or 4.2%. A 39.5% increase in the Warren brands was offset by a 7.1% decrease in the Leslie Fay dress brands. The Warren brand sales improvement reflects business growth since acquiring the brands in the fourth quarter of 1998. The lower level of Leslie Fay dress volume was caused by additional price concessions to clear product. Net sales for the Sportswear product lines decreased by $2,210,000 or 12.6%. This resulted from the restructuring of the Leslie Fay Sportswear brand and the Leslie Fay Haberdashery brand that was implemented in the fourth quarter of 1999. This restructuring was expected to reduce sales and improve gross profit.

         Gross profit was $15,640,000 and 23.4% of net sales compared with $16,684,000 and 27.3% for the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively. The gross profit from the Dress line, net of $1,576,000 generated by the recently licensed Liz Claiborne dress brands, decreased $2,763,000 while the percent to net sales decreased to 21.9% from 29.2% for the comparable period ended April 3, 1999. The Dress line experienced a decline in gross profit contribution because of decreased markup and increased price concessions to clear product. The gross profit produced by the Sportswear line for the thirteen weeks ended April 1, 2000 increased by $143,000 and the percent to net sales increased to 26.7% from 22.5% for the comparable period ended April 3, 1999. The increased gross profit as a percentage of net sales resulted from the restructuring of the Leslie Fay Sportswear and Haberdashery brands.

         SG&A expenses were $10,604,000 and 15.8% of net sales and $10,373,000 and 17.0% of net sales for the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively. The expense increase of $231,000 was caused mainly by the additional design, selling and shipping costs relating to the Liz Claiborne Dress division.

         Non-cash stock based compensation for stock options and outside director compensation that was granted after the Company's emergence from bankruptcy for the thirteen weeks ended April 1, 2000 and April 3, 1999 was $250,000 and $301,000, respectively.

         Other income was $346,000 and $349,000 for the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively.

         Depreciation and amortization expense for the thirteen weeks ended April 1, 2000 and April 3, 1999, was $440,000 and $280,000 respectively. The increase was due to the acquisition of fixed assets since the Company's June 4, 1997 emergence from bankruptcy. In addition, the Company recognized income of $1,143,000 for both periods from amortization of excess revalued net assets acquired over equity under fresh start reporting. The excess of revalued net assets will be fully amortized in the second quarter of 2000 which will negatively impact earnings per share compared to prior periods.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

         Interest and financing costs were $862,000 and $669,000 for the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively. The additional interest was generated as a result of higher borrowings during the thirteen weeks ended April 1, 2000, which were invested in building the Liz Claiborne dress brands' working capital. Also, the Company incurred additional interest expense during the period ended April 1, 2000 as a result of the $5,000,000 term note payable incurred on August 25,1999. The financing fees under the new CIT Credit Agreement were partially offset by income earned on the cash invested for the thirteen weeks ended April 1, 2000 and April 3, 1999.

         The provision for federal, state and local income taxes was $1,671,000 and $2,272,000 for the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively.

(B) LIQUIDITY AND CAPITAL RESOURCES

         The CIT Credit Agreement provides a working capital facility commitment of $42,000,000, including a $25,000,000 sublimit on letters of credit. As of April 1, 2000 the Company was utilizing approximately $13,277,000 under the CIT Credit Agreement for letters of credit, and there was $12,001,000 in outstanding cash borrowings. The Company had a net borrowing availability under the CIT Credit Agreement of $16,722,000 on April 1, 2000 and peak borrowing during the thirteen weeks ended April 1, 2000 was $19,424,000.

         At April 1, 2000, the Company's cash and cash equivalents amounted to $4,313,000, of which $3,446,000 is restricted for payment of the remaining administrative claims, which are expected to be made prior to the end of the fiscal year. Working capital increased $983,000 to $38,282,000 for the thirteen weeks ended April 1, 2000. The changes in the components of working capital were: a decrease in cash and cash equivalents of $1,153,000; an increase in net accounts receivable of $27,405,000; a decrease in inventories of $8,035,000 offset by $2,420,000 for the Liz Claiborne Dress inventory acquisition; a decrease in prepaid expenses and other current assets of $1,262,000 and an increase of $18,392,000 in total current liabilities. Accounts receivable increased due to the additional volume generated by the recently licensed Liz Claiborne Dress brands and the historically high shipment of Spring season product during the period. Total current liabilities increased as a result of additional short term borrowings of $12,001,000, increased operating accounts payable and other accrued liabilities of $6,391,000 resulting mostly from the higher inventory levels held, and additional income tax liabilities.

         Although the Company's results of operations indicated net income of $3,302,000 for the thirteen weeks ended April 1, 2000, these results are not indicative of results for an entire year.

         Capital expenditures were $238,000 for the thirteen weeks ended April 1, 2000. Capital expenditures are expected to be $3,050,000 for fiscal year 2000. The anticipated capital expenditures for the remainder of the year are primarily related to improvements in management information systems, the Company's first phase of a planned web site, improvements in the distribution facility, as well as the Liz Claiborne Dress showrooms and office space. The Company believes that its financing arrangements and anticipated level of internally generated funds will be sufficient to finance its capital spending during the remainder of 2000.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         To support the working capital requirements of the Liz Claiborne license, the Company is negotiating an increase to the CIT Credit Agreement.

         The Company may pay cash dividends or repurchase its stock under the CIT Credit Agreement as long as those disbursements do not cause the Company to be in violation of the restrictive covenants, there remains no less than $5,000,000 of unused borrowing capacity and the cumulative stock repurchase or distribution of dividends does not exceed the dividend and stock repurchase basket. At the end of the fiscal quarter ended April 1, 2000 the Company may borrow up to $4,685,000 for stock repurchase or dividend distribution. The Company has no plans to pay cash dividends in the foreseeable future.

         The Company did not experience any significant year 2000 problems or disruptions in the business process caused by its own systems or those of unrelated third parties. The financial condition or results of operations for the fiscal year ended January 1, 2000 were not affected by any year 2000 problems. Since there was no material difference in the actual cost and that, which was previously disclosed, there was no remediation dividend affecting financial comparisons. Additionally, there are no remaining contingencies or reserves relative to year 2000.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.

         None.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


PART II  -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
-------    ------------------

         For information concerning legal proceedings at the end of the first quarter of 2000, reference is made to Note 6 of the Notes to Consolidated Financial Statements contained herein.

         No other legal proceedings were terminated during the first quarter of 2000 or thereafter, other than ordinary routine litigation incidental to the business of the Company.

ITEM 2.    CHANGES IN SECURITIES.
-------    ----------------------

                  None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
-------    --------------------------------

                  None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------    ----------------------------------------------------

                  None

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


Date:  May 16, 2000                 THE LESLIE FAY COMPANY, INC.
                                    (Company)

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

27                Financial Data Schedule.