Form 10-Q
period 2000-07-01
FAY LESLIE CO INC
filed 2000-08-15
CIK 796226

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

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000           COMMISSION FILE NO. 1-9196

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

Yes   X    No
   -------   -------


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X    No
   -------   -------

There were 5,073,138 shares of Common Stock outstanding at July 1, 2000.

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

Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of July 1, 2000 (Unaudited)
                     and January 1, 2000, respectively...............................................3

                  Consolidated Statements of Operations (Unaudited) for the
                     Twenty-six Weeks Ended July 1, 2000 and
                     July 3, 1999, respectively......................................................4

                  Consolidated Statements of Operations (Unaudited) for the
                    Thirteen Weeks Ended July 1, 2000 and
                    July 3, 1999, respectively.......................................................5

                  Consolidated Statements of Cash Flows (Unaudited) for the
                    Twenty-Six Weeks Ended July 1, 2000 and
                    July 3, 1999, respectively.......................................................6

Notes to Consolidated Financial Statements...........................................................7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............................................11

Item 3.  Quantitative and Qualitative Disclosures

                  About Market Risk.................................................................15

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................16
Item 2.  Changes in Securities......................................................................16
Item 3.  Defaults Upon Senior Securities............................................................16
Item 4.  Submission of Matters to a Vote of Security Holders........................................16
Item 5.  Other Information..........................................................................16
Item 6.  Exhibits and Reports on Form 8-K...........................................................16

SIGNATURES..........................................................................................17

INDEX TO EXHIBITS..................................................................................E-1

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PAR VALUE SHARE DATA)

                                                                                UNAUDITED             AUDITED

                                                                                JULY 1,               JANUARY 1,
                                ASSETS                                            2000                   2000
                                                                            -----------------      -----------------
Current Assets:
    Cash and cash equivalents.......................................                 $   894                $ 2,034
    Restricted cash and cash equivalents............................                   3,464                  3,432
    Accounts receivable- net of allowances for possible losses of
       $7,279 and $5,468, respectively..............................                  23,667                 16,952
    Inventories.....................................................                  33,152                 34,226
    Prepaid expenses and other current assets.......................                   1,853                  2,702
       Total Current Assets.........................................                  63,030                 59,346
    Property, plant and equipment, at cost, net of accumulated
       depreciation of $2,293 and $1,535, respectively..............                   4,102                  3,695
    Excess of purchase price over net assets acquired-net of
       accumulated amortization of $653 and $357, respectively......                   7,026                  4,330
    Deferred charges and other assets...............................                   3,752                  1,629

    Total Assets....................................................                $ 77,910               $ 69,000
                                                                            =================      =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Short term debt.................................................                $  3,165                $ 1,000
    Accounts payable................................................                  13,903                  9,454
    Accrued expenses and other current liabilities..................                   7,417                  8,121
    Accrued expenses and other current confirmation liabilities.....                   3,464                  3,432
    Income taxes payable............................................                     222                     --
    Current portion of capitalized leases...........................                      86                     40
       Total Current Liabilities....................................                  28,257                 22,047

    Long term note payable..........................................                   3,500                  4,000
    Excess of  revalued  net assets  acquired  over  equity  under fresh - start reporting, net of accumulated amortization of $13,708
       and $11,811, respectively....................................                     --                   1,897
    Other long term liabilities.....................................                   1,194                    915
    Total Liabilities...............................................                  32,951                 28,859

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.01 par value; 500 shares authorized, no
     shares issued and outstanding...................................                     --                     --
Common stock, $.01 par value; 20,000 shares authorized;
      6,890 and 6,870 shares issued, respectively....................                     69                     69
 Capital in excess of par value.....................................                  32,669                 31,212
 Retained earnings..................................................                  23,844                 20,483
    Subtotal........................................................                  56,582                 51,764
 Treasury stock, at cost ; 1,817 shares.............................                  11,623                 11,623
    Total Stockholders' Equity......................................                  44,959                 40,141
 Total Liabilities and Stockholders' Equity.........................                $ 77,910               $ 69,000
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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                    UNAUDITED

                                                                            TWENTY-SIX           TWENTY-SIX
                                                                           WEEKS ENDED           WEEKS ENDED
                                                                             JULY 1,               JULY 3,
                                                                              2000                   1999
                                                                            ---------             ---------
Net Sales.......................................................             $112,234              $ 99,594
 Cost of Sales..................................................               87,013                73,067
                                                                            ---------             ---------
   Gross profit.................................................               25,221                26,527
                                                                            ---------             ---------
Operating Expenses:
      Selling, warehouse, general and
          administrative expenses...............................               20,493                19,384

   Non-cash stock based compensation............................                  467                   630
   Depreciation and amortization expense........................                  974                   595
                                                                            ---------             ---------
       Total operating expenses.................................               21,934                20,609

   Other income.................................................                (693)                  (672)

   Amortization of excess revalued net assets acquired
         over equity............................................              (1,897)                (2,286)
                                                                            ---------             ---------
   Total operating expenses, net................................               19,344                17,651
                                                                            ---------             ---------
   Operating income.............................................                5,877                 8,876

Interest and Financing Costs....................................                1,543                 1,004
Other Expenses..................................................                   --                   534
                                                                            ---------             ---------
   Income before taxes..........................................                4,334                 7,338


Provision for Taxes.............................................                  973                 2,089
                                                                            ---------             ---------
   Net Income ..................................................              $ 3,361                $5,249
                                                                            =========             =========

   Net Income per Share - Basic.................................               $ 0.66                $ 0.87
                                                                            =========             =========
                        - Diluted...............................               $ 0.63                $ 0.84
                                                                            =========             =========

Weighted Average Shares Outstanding - Basic.....................            5,069,512             6,041,138
                                                                            =========             =========
                                    -Diluted....................            5,343,487             6,220,849
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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                    UNAUDITED


                                                                          THIRTEEN                THIRTEEN
                                                                        WEEKS ENDED             WEEKS ENDED
                                                                          JULY 1,                 JULY 3,
                                                                            2000                    1999

Net Sales.......................................................              $45,297              $ 38,450
 Cost of Sales..................................................               35,716                  28,607
                                                                            ---------             ---------
   Gross profit.................................................                9,581                 9,843
                                                                            ---------             ---------

Operating Expenses:
      Selling, warehouse, general and
          administrative expenses...............................                9,889                 9,011
   Non-cash stock based compensation............................                  217                   329
   Depreciation and amortization expense........................                  534                   315
                                                                            ---------             ---------
       Total operating expenses.................................               10,640                 9,655
   Other income.................................................                (346)                  (323)

   Amortization of excess revalued net assets acquired
         over equity............................................                (755)                 (1,143)
                                                                            ---------             ---------
   Total operating expenses, net................................                9,539                 8,189
                                                                            ---------             ---------
                                                                                   42                 1,654
   Operating income.............................................
Interest and Financing Costs....................................                  681                   335
Other Expenses..................................................                   --                   534
                                                                            ---------             ---------
   Income (loss) before taxes...................................                (639)                   785


Benefit for Taxes...............................................                (698)                 (183)
                                                                            ---------             ---------
   Net Income ..................................................                $59                    $968
                                                                            =========             =========

   Net Income per Share - Basic.................................             $ 0.01                  $ 0.16
                                                                            =========             =========
                                 - Diluted......................             $ 0.01                  $ 0.15
                                                                            =========             =========

Weighted Average Shares Outstanding - Basic.....................            5,073,138             6,041,138
                                                                            =========             =========
                                     -Diluted..                             5,189,964             6,290,628
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

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                            TWENTY-SIX              TWENTY-SIX
                                                                            WEEKS ENDED             WEEKS ENDED
                                                                              JULY 1,                 JULY 3,
                                                                                2000                    1999
                                                                            -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................            $ 3,361               $5,249
   Adjustments  to  reconcile  net  income  to net cash  provided  by operating activities:
     Depreciation and amortization...................................              1,054                  656
     Amortization of excess net assets acquired over equity..........             (1,897)              (2,286)
     Provision for possible losses on accounts receivable............                 (4)                  (5)
     Provision for stock based compensation and stock option grants..                467                  630
     Changes in assets and liabilities, net of impact of acquisitions:
       Accounts receivable...........................................             (6,223)              (1,089)
       Inventories...................................................              3,598                3,522
       Prepaid expenses and other current assets.....................                856                 (458)
       Deferred charges and other assets.............................             (2,092)              (1,505)
       Accounts payable, accrued expenses and other current
           liabilities...............................................              2,646               (1,722)
       Income taxes payable..........................................                222                1,535
       Deferred liabilities..........................................                158                  211
     Changes due to reorganization activities:
       Use of pre-consummation deferred taxes........................                927                  383
                                                                                 -------              -------
         Total adjustments...........................................               (288)                (128)
                                                                                 -------              -------
         Net cash provided by operating activities...................              3,073                5,121
                                                                                 -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures..............................................               (960)              (1,514)
   Net cash paid for acquisition.....................................             (4,943)                  --
                                                                                 -------              -------
         Net cash used in investing activities.......................             (5,903)              (1,514)
                                                                                 -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings..........................................             56,201               28,908
   Repayment of borrowings...........................................            (54,036)             (29,236)
   Repayment of notes payable........................................               (500)                (417)
   Repayment of merger costs.........................................                 --                 (227)
   Repayment of capital leases ......................................               (38)                  (23)
   Proceeds from new stock issuance and options exercised ...........                 62                   --
   Proceeds from (payment of) obligations under Plan of Reorganization
                                                                                      33                 (639)
                                                                                 -------              -------
             Net cash provided by (used in) financing activities.....              1,722               (1,634)
                                                                                 -------              -------
   Net (decrease) increase in cash and cash equivalents..............             (1,108)               1,973

   Cash and cash equivalents, at beginning of period.................              5,466                4,213
                                                                                 -------              -------
   Cash and cash equivalents, at end of period.......................             $4,358              $ 6,186
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

2.       ACQUISITION:

         On February 15, 2000, the Company entered into a license agreement with the licensing subsidiary of Liz Claiborne, Inc. ("Liz Claiborne") to manufacture dresses and suits under the Liz Claiborne and Elisabeth trademarks. The Company also purchased the dress finished goods and raw materials inventory of Liz Claiborne and agreed to honor related manufacturing commitments that had been made by Liz Claiborne as of February 15, 2000. Beginning for the Holiday 2000 season that begins to ship in October 2000, the Company will design and arrange the manufacture of Liz Claiborne and Elisabeth dresses. Liz Claiborne and Elisabeth dresses are sold in department and specialty stores throughout the United States and, to a much lesser extent, in Canada, Mexico and other parts of the world.

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

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

         This transaction generated intangible assets of $1,919,000, which the Company is amortizing over the initial five-year period of the agreement ending February 2005. The Liz Claiborne agreement has been accounted for as a purchase, and accordingly, the operating results of Liz Claiborne Dresses have been included in the Company's consolidated financial statements since the date of the acquisition. The purchase price allocation is preliminary and is subject to refinement during fiscal 2000. Year to date net sales from the date of acquisition through July 1, 2000 were $13,065,000.

         On May 9, 2000, the Company consummated its agreement to purchase substantially all the assets of Cynthia Steffe, Inc. Cynthia Steffe also licensed her trade names to the Company for an indefinite period. Cynthia Steffe, Inc. markets to both department and specialty stores in the contemporary and designer sportswear categories. This transaction generated intangible assets of $1,074,000, which the Company is amortizing over fifteen years ending April 2015. The 1999 Net Sales for Cynthia Steffe, Inc. were approximately $7,000,000. Cynthia Steffe and Richard Roberts, principals of Cynthia Steffe, Inc., have entered into employment agreements with the Company.

3.       INVENTORIES:

         Inventories consist of the following:

                                             (Unaudited)
                                               July 1,         January 1,
                                               2000               2000
                                              ---------         --------
  (In thousands)

  Raw materials                                 $15,357          $14,338
  Work in process                                 2,744            3,654
  Finished goods                                 15,051           16,234
                                              ---------         --------

     Total inventories                          $33,152          $34,226
                                              =========          =======

4.       DEBT:

         On June 2, 1997, in preparation for the consummation of the Amended Joint Plan of Reorganization ("the Plan"), a wholly-owned subsidiary of the Company entered into a two-year financing agreement (the "CIT Credit Agreement") with CIT, which was amended on August 25, 1999 to extend the agreement through June 2, 2004, to provide direct borrowings and to issue letters of credit on the Company's behalf. Direct borrowings bear interest at prime minus 0.25% (9.25% at July 1, 2000) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. The Company had a net borrowing availability under the CIT Credit Agreement of $28,292,000 on July 1, 2000, prior to the additional available borrowings as a result of the modifications discussed below and peak borrowing during the twenty-six weeks ended July 1, 2000 was $19,424,000. There was $2,165,000 in direct borrowings outstanding under the CIT Credit Agreement and approximately $11,543,000 was committed under unexpired letters of credit as of July 1, 2000.

         Additionally, the Company borrowed, through a five year term note payable, $5,000,000

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

at an interest rate of prime plus 200 basis points (11.00% at July 1, 2000) which was used to repurchase the Company's common stock. As of July 1, 2000 the principal balance outstanding on the note payable was $4,500,000.

         The CIT Credit Agreement has been modified as of August 14, 2000. Key modifications since January 1, 2000 include:

|X| The committed credit line has been increased to $52,000,000 from $42,000,000. The sub-limit on letters of credit has also been increased from $25,000,000 to $30,000,000.

9 The requirement that in order to pay dividends or to repurchase stock there remain unused credit available of no less than $5,000,000 has been eliminated.

|X| The covenant related to the maximum capital expenditures was raised to $4,000,000 for the year ended December 30, 2000 and $2,500,000 for the fiscal years thereafter.

|X| The Company is permitted to grant stock acquisition loans to four designated senior officers in the amount of approximately $3,645,000 to fund the acquisition of shares of capital stock of the Company.

[ ] The Company is authorized to make a loan to the principals of Cynthia Steffe, Inc. not to exceed $1,000,000 with principal and interest due May 10, 2010. The loan balance on July 1, 2000 was $746,000.

2 Letters of credit may be issued in support of product which bears the Liz Claiborne licensed mark for up to 180 days to an aggregate maximum amount not to exceed $5,000,000.

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

5.       INCOME TAXES:

         The provision (benefit) for federal, state and local income taxes is $973,000 and $2,089,000 for the twenty-six weeks ended July 1, 2000 and July 3, 1999, respectively and ($698,000) and ($183,000) for the thirteen weeks ended July 1, 2000 and July 3, 1999. Cash federal and state income taxes payable are partially offset by the utilization of pre-consummation net operating loss carryforwards. The utilization of pre-consummation net operating loss carryforwards for federal income tax purposes is limited to approximately $1,500,000 in 2000.

6.       ACCOUNTING FOR STOCK OPTION COMPENSATION:

         Under the provisions of Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock Based Compensation," the Company has recorded $467,000 and

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

$593,000 of non-cash stock based compensation expense for the twenty-six weeks ended July 1, 2000 and July 3, 1999, respectively and $217,000 and $314,000 for the thirteen weeks ended July 1, 2000 and July 3, 1999, respectively. These amounts were offset as adjustments to Capital in excess of par value in the Consolidated Balance Sheets.

7.       NET INCOME PER SHARE:

         For the twenty-six weeks ended July 1, 2000 and July 3, 1999, the basic weighted average common shares outstanding was 5,069,512 and 6,041,138 respectively, and the weighted average shares outstanding assuming dilution was 5,343,487 and 6,220,849 respectively. The difference of 273,975 and 179,711 respectively, represents the incremental dilution of shares upon exercise of dilutive stock options.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
          ----------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ----------------------------------------------

(A)  RESULTS OF  OPERATIONS

TWENTY-SIX WEEKS ENDED JULY 1, 2000 AS COMPARED TO
TWENTY-SIX WEEKS ENDED JULY 3, 1999

         The Company recorded net sales of $112,234,000 for the twenty-six weeks ended July 1, 2000, compared with $99,594,000 for the twenty-six weeks ended July 3, 1999, a net increase of $12,640,000 or 12.7%. The Dress product lines net sales, excluding $13,065,000 generated by the recently licensed Liz Claiborne dress brands, increased $3,326,000 or 4.4% as a result of a 5.4% decrease in the Leslie Fay dress brands combined with an increase of 31.4% in the David Warren brands. Net sales for the Sportswear product lines, excluding $82,000 generated by the recently acquired Cynthia Steffe sportswear brands decreased by $3,833,000 or 16.3% mostly as a result of the restructuring of the Leslie Fay Sportswear brands. This restructuring is expected to reduce sales and improve profitability.

         Gross profit was $25,221,000 and 22.5% of net sales compared with $26,527,000 and 26.6% for the twenty-six weeks ended July 1, 2000 and July 3, 1999, respectively. The gross profit from the Dress line, net of $2,567,000 generated by the recently licensed Liz Claiborne dress brands, declined $3,722,000 and the percentage of net sales decreased to 22.5% from 28.4%. The gross profit produced by the Sportswear lines, net of negative margin of $31,000 generated by the recently acquired Cynthia Steffe sportswear brands, for the twenty-six weeks ended July 1, 2000, decreased by $120,000 and the percentage of net sales increased to 24.5% from 21.0% for the comparable period ended July 1, 2000. The improved gross profit as a percentage of net sales resulted from the restructuring of the Leslie Fay Sportswear brand that was implemented in the fourth quarter of 1999.

         SG&A expenses were $20,493,000 or 18.3% of net sales and $19,384,000 or 19.5% of net sales for the twenty-six weeks ended July 1, 2000 and July 3, 1999, respectively. The expense increase of $1,109,000 was caused mainly by about $2,000,000 of additional operating expenses related to the Liz Claiborne dress brands and the Cynthia Steffe brands partially offset by expense savings caused by the restructuring of the Leslie Fay sportswear brands.

         Non-cash stock based compensation for stock options and outside director compensation for the twenty-six weeks ended July 1, 2000 and July 3, 1999 was $467,000 and $630,000, respectively.

         Other income, consisting primarily of royalty income, was $692,000 and $672,000 for the twenty-six weeks ended July 1, 2000 and July 3, 1999, respectively.

         Depreciation and amortization expense for the twenty-six weeks ended July 1, 2000 and July 3, 1999, respectively, was $974,000 and $595,000. The increase was due to the acquisition of fixed assets since the Company's June 4, 1997 emergence from bankruptcy as well as the excess of purchase price over net assets acquired from The Warren Apparel Group Ltd. and Cynthia Steffe, Inc. as well as the licensing of the Liz Claiborne dress brands. In addition, the Company recognized income of $1,897,000 and $2,286,000 for the twenty-six weeks ended July

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


1, 2000 and July 3, 1999 respectively from amortization of excess revalued net assets acquired over equity under fresh start reporting. The excess of revalued net assets was fully amortized in the second quarter of 2000, which will negatively impact future earnings per share compared to prior periods.

         Interest and financing costs were $1,543,000 and $1,004,000 for the twenty-six weeks ended July 1, 2000 and July 3, 1999, respectively. The additional interest was generated as a result of rising interest rates and higher borrowings during the twenty-six weeks ended July 1, 2000, which were utilized for the Liz Claiborne and Cynthia Steffe transactions. Also, the Company incurred additional interest expense during the period ended July 1, 2000 as a result of the $5,000,000 term note entered into on August 25, 1999. The financing fees under the new CIT Credit Agreement were partially offset by income earned on the cash invested for the twenty-six weeks ended July 1, 2000 and July 3, 1999.

         Other expenses of $534,000 were recorded during the twenty-six weeks ended July 3, 1999 to provide for non-operating legal and financing fees incurred as a result of the merger transaction with Three Cities Research, Inc.

         The provision for federal, state and local income taxes was $973,000 and $2,089,000 for the twenty-six weeks ended July 1, 2000 and July 3, 1999, respectively.

THIRTEEN WEEKS ENDED JULY 1, 2000 AS COMPARED TO
THIRTEEN WEEKS ENDED JULY 3, 1999

         The Company recorded net sales of $45,297,000 for the thirteen weeks ended July 1, 2000, compared with $38,450,000 for the thirteen weeks ended July 3, 1999, a net increase of $6,847,000 or 17.8%. The Dress product lines' net sales, excluding $6,911,000 generated by the recently licensed Liz Claiborne dress brands, increased $1,478,000 or 4.6%. A 22.5% increase in the Warren brands was offset by a 2.9% decrease in the Leslie Fay dress brands. The Warren brands acquired in late 1998 had a net sales improvement of 22.5% in the second quarter of 2000 compared to the second quarter of 1999. The increased volume of the Warren Group was driven by price concessions on Spring and Summer merchandise. The lower level of Leslie Fay dress net sales was caused by additional price concessions to clear product. Net sales for the Sportswear product lines, excluding $82,000 generated by the recently acquired Cynthia Steffe sportswear brands decreased by $1,624,000 or 27.1%. This resulted from the restructuring of the Leslie Fay Sportswear brand and the Leslie Fay Haberdashery brand that was implemented in the fourth quarter of 1999. This restructuring was expected to reduce sales and improve gross profit.

         Gross profit was $9,581,000 and 21.2% of net sales compared with $9,843,000 and 25.6% for the thirteen weeks ended July 1, 2000 and July 3, 1999, respectively. The gross profit from the Dress lines, net of $991,000 generated by the recently licensed Liz Claiborne dress brands, decreased $959,000 and the percent to net sales decreased to 23.3% from 27.3% for the comparable period ended July 3, 1999. The Leslie Fay dress line experienced an improvement in gross profit contribution of $296,000 and 26.4% of net sales compared with 24.4% of net sales for the second quarter of 2000 and 1999 respectively. The Warren Group experienced a decline in Gross Profit of $1,256,000 and 17.2% of net sales in the second quarter of 2000 when compared to 34.2% of net sales in the second quarter of 1999. The high level of off-price sales was the primary cause of this gross profit decline for the Warren Group. The gross profit produced by the Sportswear lines, net of negative margin of $31,000 generated by the recently acquired Cynthia Steffe sportswear brands, for the thirteen weeks ended July 1, 2000 decreased

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


by $263,000 and the percent to net sales increased to 16.7% from 16.6% for the comparable period ended July 3, 1999.

         SG&A expenses were $9,889,000 and 21.8% of net sales and $9,011,000 and 23.4% of net sales for the thirteen weeks ended July 1, 2000 and July 3, 1999, respectively. The expense increase of $878,000 was caused mainly by about $1,500,000 of additional operating expenses related to the Liz Claiborne dress brands and the Cynthia Steffe brands partially offset by expense savings caused by the restructuring of the Leslie Fay sportswear brands.

         Non-cash stock based compensation for stock options and outside director compensation for the thirteen weeks ended July 1, 2000 and July 3, 1999 was $217,000 and $329,000, respectively.

         Other income, consisting primarily of royalty income, was $346,000 and $323,000 for the thirteen weeks ended July 1, 2000 and July 3, 1999, respectively.

         Depreciation and amortization expense for the thirteen weeks ended July 1, 2000 and July 3, 1999, was $534,000 and $315,000 respectively. The increase was due to the acquisition of fixed assets since the Company's June 4, 1997 emergence from bankruptcy. In addition, the Company recognized income of $755,000 and $1,143,000 for the thirteen weeks ended July 1, 2000 and July 3, 1999, respectively from amortization of excess revalued net assets acquired over equity under fresh start reporting. The excess of revalued net assets was fully amortized in the second quarter of 2000, which will negatively impact future earnings per share compared to prior periods.

         Interest and financing costs were $681,000 and $335,000 for the thirteen weeks ended July 1, 2000 and July 3, 1999, respectively. The additional interest was generated as a result of higher borrowings during the thirteen weeks ended July 1, 2000, which were utilized for the Liz Claiborne and Cynthia Steffe transactions. Also, the Company incurred additional interest expense during the period ended July 1, 2000 as a result of the $5,000,000 term note entered into on August 25, 1999. The financing fees under the new CIT Credit Agreement were partially offset by income earned on the cash invested for the thirteen weeks ended July 1, 2000 and July 3, 1999.

         The benefit for federal, state and local income taxes was ($698,000) and ($183,000) for the thirteen weeks ended July 1, 2000 and July 3, 1999, respectively.

 (B) LIQUIDITY AND CAPITAL RESOURCES

          The sixth amendment of the CIT Credit Agreement provides a working capital facility commitment of $52,000,000, including a $30,000,000 sublimit on letters of credit. As of July 1, 2000 the Company was utilizing approximately $11,543,000 under the CIT Credit Agreement for letters of credit, and there was $2,165,000 in outstanding cash borrowings. The Company had a net borrowing availability under the CIT Credit Agreement of $28,292,000 on July 1, 2000, prior to the additional available borrowings as a result of the modifications discussed herein and peak borrowing during the twenty-six weeks ended July 1, 2000 was $19,424,000.

         At July 1, 2000, the Company's cash and cash equivalents amounted to $4,358,000, of which $3,464,000 is restricted for payment of the remaining administrative claims, which are expected to be made prior to the end of the fiscal year. Working capital decreased $2,526,000 to

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


$34,773,000 for the twenty-six weeks ended July 1, 2000. The changes in the components of working capital were: a decrease in cash and cash equivalents of $1,108,000; an increase in net accounts receivable of $6,715,000; a decrease in inventories of $1,074,000; a decrease in prepaid expenses and other current assets of $849,000 and an increase of $6,210,000 in total current liabilities. Accounts receivable increased due to the additional volume generated by the recently licensed Liz Claiborne Dress brands. Total current liabilities increased as a result of additional short term borrowings of $2,165,000, increased operating accounts payable and other accrued liabilities of $4,045,000 resulting mostly from the timing of liabilities due.

         Although the Company's results of operations indicated net income of $3,361,000 for the twenty-six weeks ended July 1, 2000, these results are not indicative of results for an entire year.

         Capital expenditures were $1,165,000 for the twenty-six weeks ended July 1, 2000 which included $205,000 of equipment purchased under a capital lease. Capital expenditures are expected to be $3,050,000 for fiscal year 2000. The anticipated capital expenditures for the remainder of the year are primarily related to improvements in management information systems, the Company's first phase of a planned web site, improvements in the distribution facility, as well as the Liz Claiborne Dress showrooms and office space. The Company believes that its financing arrangements and anticipated level of internally generated funds will be sufficient to finance its capital spending during the remainder of 2000.

         The Company may pay cash dividends or repurchase its stock under the CIT Credit Agreement as long as those disbursements do not cause the Company to be in violation of the restrictive covenants and the cumulative stock repurchase or distribution of dividends does not exceed the dividend and stock repurchase basket. At the end of the fiscal quarter ended July 1, 2000 the Company may borrow up to $5,661,000 for stock repurchase or dividend distribution. The Company has no plans to pay cash dividends in the foreseeable future.

         The Company did not experience any significant year 2000 problems or disruptions in the business process caused by its own systems or those of unrelated third parties. The financial condition or results of operations for the fiscal year ended January 1, 2000 were not affected by any year 2000 problems. There was no material difference in the actual cost and that which was previously disclosed. Additionally, there are no remaining contingencies or reserves relative to year 2000.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.

         None.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


PART II  -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
-------    ------------------

         No legal proceedings were terminated during the second quarter of 2000 or thereafter, other than ordinary routine litigation incidental to the business of the Company.

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

Date:  August 15, 2000            THE LESLIE FAY COMPANY, INC.
                                  (Company)



                                  By:  /s/ Warren T. Wishart
                                        ----------------------------------------
                                        Warren T. Wishart
                                        Senior Vice President - Administration
                                        and Finance, Chief Financial Officer
                                        and Treasurer

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



                                INDEX TO EXHIBITS
                                -----------------

Exhibit No.       Description
-----------       -----------

   27             Financial Data Schedule.