Form 10-Q
period 2000-09-30
FAY LESLIE CO INC
filed 2000-11-14
CIK 796226

SECURITIES AND EXCHANGE COMMISION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000     COMMISSION FILE NO. 1-9196

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

There were 5,081,138 shares of Common Stock outstanding at September 30, 2000.
================================================================================

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                           Page No.
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
                     and January 1, 2000, respectively............................................................3

                  Consolidated Statements of Operations (Unaudited) for the
                     Thirty-Nine Weeks Ended September 30, 2000 and
                     October 2, 1999, respectively................................................................4

                  Consolidated Statements of Operations (Unaudited) for the
                    Thirteen Weeks Ended September 30, 2000 and
                    October 2, 1999, respectively.................................................................5

                  Consolidated Statements of Cash Flows (Unaudited) for the
                    Thirty-Nine Weeks Ended September 30, 2000 and
                    October 2, 1999, respectively.................................................................6

Notes to Consolidated Financial Statements........................................................................7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................................11

Item 3.  Quantitative and Qualitative Disclosures

                  About Market Risk..............................................................................15
PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................16
Item 2.  Changes in Securities...................................................................................16
Item 3.  Defaults Upon Senior Securities.........................................................................16
Item 4.  Submission of Matters to a Vote of Security Holders.....................................................16
Item 5.  Other Information.......................................................................................17
Item 6.  Exhibits and Reports on Form 8-K........................................................................17

SIGNATURES.......................................................................................................18

INDEX TO EXHIBITS...............................................................................................E-1

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PAR VALUE SHARE DATA)

                                                                                     UNAUDITED             AUDITED
                                                                                    SEPTEMBER 30,         JANUARY 1,
                                ASSETS                                                  2000                 2000
                                                                                      --------             --------
Current Assets:
    Cash and cash equivalents.......................................                  $   755                $ 2,034
    Restricted cash and cash equivalents............................                    3,461                  3,432
    Accounts receivable- net of allowances for possible losses of
       $7,881 and $5,468, respectively..............................                   44,667                 16,952
    Inventories.....................................................                   25,851                 34,226
    Prepaid expenses and other current assets.......................                    1,810                  2,702
                                                                                     --------               --------
       Total Current Assets.........................................                   76,544                 59,346
    Property, plant and equipment, at cost, net of accumulated
       depreciation of $2,737 and $1,535, respectively..............                    4,488                  3,695
    Excess of purchase price over net assets acquired-net of
       accumulated amortization of $845 and $357, respectively......                    6,852                  4,330
    Deferred charges and other assets...............................                    3,922                  1,629
                                                                                     --------               --------
    Total Assets....................................................                 $ 91,806               $ 69,000
                                                                                     ========               ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Short term debt.................................................                $  16,192                $ 1,000
    Accounts payable................................................                   11,895                  9,454
    Accrued expenses and other current liabilities..................                    9,464                  8,121
    Accrued expenses and other current confirmation liabilities.....                    3,461                  3,432
    Income taxes payable............................................                      662                     --
    Current portion of capitalized leases...........................                       88                     40
                                                                                     --------               --------
       Total Current Liabilities....................................                   41,762                 22,047
    Long term note payable..........................................                    3,250                  4,000
    Excess of  revalued  net assets  acquired  over equity  under  fresh  -start reporting, net of accumulated amortization of $13,708
       and $11,811, respectively....................................                     --                    1,897
    Other long term liabilities.....................................                    1,229                    915
                                                                                     --------               --------
    Total Liabilities...............................................                   46,241                 28,859
                                                                                     --------               --------
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; 500 shares authorized, no
     shares issued and outstanding...................................                      --                     --
Common stock, $.01 par value; 20,000 shares authorized;
      6,898 and 6,870 shares issued, respectively....................                      69                     69
 Capital in excess of par value.....................................                   32,515                 31,212
 Retained earnings..................................................                   24,604                 20,483
                                                                                     --------               --------
    Subtotal........................................................                   57,188                 51,764
 Treasury stock, at cost ; 1,817 shares.............................                   11,623                 11,623
                                                                                     --------               --------
    Total Stockholders' Equity......................................                   45,565                 40,141
                                                                                     --------               --------
 Total Liabilities and Stockholders' Equity.........................                 $ 91,806               $ 69,000
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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                    UNAUDITED

                                                                             THIRTY-NINE          THIRTY-NINE
                                                                             WEEKS ENDED          WEEKS ENDED
                                                                            SEPTEMBER 30,          OCTOBER 2,
                                                                                2000                 1999
                                                                            ---------              ---------
Net Sales.......................................................             $173,281              $ 158,216
 Cost of Sales..................................................              133,718                116,923
                                                                            ---------              ---------
   Gross profit.................................................               39,563                 41,293
                                                                            ---------              ---------
Operating Expenses:
      Selling, warehouse, general and
          administrative expenses...............................               32,243                 29,284
   Non-cash stock based compensation............................                  643                  1,130
   Depreciation and amortization expense........................                1,566                    959
                                                                            ---------              ---------
       Total operating expenses.................................               34,452                 31,373
   Other income.................................................               (1,045)                (1,054)
   Amortization of excess revalued net assets acquired
         over equity............................................              (1,898)                 (3,429)
                                                                            ---------              ---------
   Total operating expenses, net................................               31,509                 26,890
                                                                            ---------              ---------
    Operating income.............................................               8,054                 14,403

Interest and Financing Costs....................................                2,410                  1,661
Other Expenses..................................................                   --                    900
                                                                            ---------              ---------
   Income before taxes..........................................                5,644                 11,842

Provision for Taxes.............................................                1,523                  3,451
                                                                            ---------              ---------
   Net Income ..................................................              $ 4,121                 $8,391
                                                                            =========              =========

   Net Income per Share - Basic.................................               $ 0.81                 $ 1.42
                                                                            =========              =========
                        - Diluted...............................               $ 0.78                 $ 1.36
                                                                            =========              =========
Weighted Average Shares Outstanding - Basic.....................            5,070,984              5,900,083
                                                                            =========              =========
                                    -Diluted....................            5,277,463              6,148,149
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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                    UNAUDITED

                                                                              THIRTEEN            THIRTEEN
                                                                             WEEKS ENDED         WEEKS ENDED
                                                                            SEPTEMBER 30,         OCTOBER 2,
                                                                                2000                 1999
                                                                             ---------             ---------
 Net Sales......................................................               $61,047              $ 58,622
 Cost of Sales..................................................                46,705                43,856
                                                                             ---------             ---------
   Gross profit.................................................                14,342                14,766
                                                                             ---------             ---------
Operating Expenses:
      Selling, warehouse, general and
          administrative expenses...............................                11,750                 9,900
   Non-cash stock based compensation............................                   176                   500
   Depreciation and amortization expense........................                   592                   364
                                                                             ---------             ---------
       Total operating expenses.................................                12,518                10,764
   Other income.................................................                  (353)                 (382)
   Amortization of excess revalued net assets acquired
         over equity............................................                                      (1,143)
                                                                             ---------             ---------
   Total operating expenses, net................................                12,165                 9,239
                                                                             ---------             ---------
   Operating income.............................................                 2,177                 5,527
Interest and Financing Costs....................................                   867                   657
Other Expenses..................................................                    --                   366
                                                                             ---------             ---------
   Income before taxes..........................................                 1,310                 4,504

 Income tax provision...........................................                   550                 1,362
                                                                             ---------             ---------
   Net Income ..................................................                $  760                $3,142
                                                                             =========             =========


   Net Income per Share - Basic.................................              $ 0.15                  $ 0.56
                                                                             =========             =========
                        - Diluted...............................              $ 0.15                  $ 0.52
                                                                             =========             =========

Weighted Average Shares Outstanding - Basic.....................             5,073,929             5,617,973
                                                                             =========             =========
                                    - Diluted...................             5,145,417             6,008,999
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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                               THIRTY-NINE                THIRTY-NINE
                                                                               WEEKS ENDED                 WEEKS ENDED
                                                                               SEPTEMBER 30,               OCTOBER 2,
                                                                                   2000                       1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................          $  4,121                    $  8,391
   Adjustments  to  reconcile  net  income  to net cash  provided  by operating activities:
     Amortization of excess net assets acquired over equity..........            (1,898)                     (3,429)
     Depreciation and amortization...................................             1,691                       1,057
     Provision for possible losses on accounts receivable............                (3)                         (6)
     Provision for stock based compensation and stock option grants..               643                       1,130
     Changes in assets and liabilities, net of impact of acquisitions:
       Accounts receivable...........................................           (27,222)                    (24,055)
       Inventories...................................................            10,899                       9,946
       Prepaid expenses and other current assets.....................               899                        (125)
       Deferred charges and other assets.............................            (2,261)                     (1,738)
       Accounts payable, accrued expenses and other current
           liabilities...............................................             2,721                        (27)
       Income taxes payable..........................................               662                         889
       Deferred liabilities..........................................               215                         300
     Changes due to reorganization activities:
       Use of pre-consummation deferred taxes........................               598                         839
                                                                                -------                     -------
         Total adjustments...........................................           (13,056)                    (15,219)
                                                                                -------                     -------
         Net cash provided by operating activities...................            (8,935)                     (6,828)
                                                                                -------                     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..............................................            (1,789)                     (1,870)
   Net cash paid for acquisition.....................................            (5,001)                        (97)
   Treasury stock repurchases........................................          -                             (7,000)
   Merger costs......................................................          -                               (775)
                                                                                -------                     -------
         Net cash used in investing activities.......................            (6,790)                     (9,742)
                                                                                -------                     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings..........................................            87,934                      53,084
   Repayment of borrowings...........................................           (72,742)                    (40,457)
   Proceeds from notes payable.......................................          -                              5,000
   Repayment of notes payable........................................              (750)                       (626)
   Repayment of capital leases ......................................               (58)                        (35)
   Proceeds from new stock issuance and options exercised ...........                62                           -
   Interest earned on restricted cash................................               119                          93
   Payments made on confirmation liabilities under the Plan
   of Reorganization.................................................               (90)                       (398)
                                                                                -------                     -------
             Net cash provided by financing activities...............            14,475                      16,661
                                                                                -------                     -------
   Net (decrease) increase in cash and cash equivalents..............            (1,250)                         91

   Cash and cash equivalents, at beginning of period.................             5,466                       4,213
                                                                                -------                     -------
   Cash and cash equivalents, at end of period.......................            $4,216                     $ 4,304
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

         This transaction generated intangible assets of $1,919,000, which the Company is amortizing over the initial five-year period of the agreement ending February 2005. The Liz Claiborne agreement has been accounted for as a purchase, and accordingly, the operating results of Liz Claiborne Dresses have been included in the Company's consolidated financial statements since the date of the acquisition. The purchase price allocation is preliminary and is subject to refinement during fiscal 2000. Year to date net sales from the date of acquisition through September 30, 2000 were $18,720,000.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         On May 9, 2000, the Company consummated its agreement to purchase substantially all the assets of Cynthia Steffe, Inc. Cynthia Steffe also licensed her trade names to the Company for an indefinite period. Cynthia Steffe, Inc. markets to both department and specialty stores in the contemporary and designer sportswear categories. This transaction generated intangible assets of $1,092,000, which the Company is amortizing over fifteen years. Year to date net sales from the date of acquisition through September 30, 2000 were $1,591,000. The full year 1999 net sales for Cynthia Steffe, Inc. were approximately $7,000,000. Cynthia Steffe and Richard Roberts, principals of Cynthia Steffe, Inc., have entered into employment agreements with the Company.

3.       INVENTORIES:

         Inventories consist of the following:

                                         (Unaudited)
                                         September 30,        January 1,
                                             2000               2000
                                         -------------        ----------

  (In thousands)

  Raw materials                               $12,136           $14,338
  Work in process                               3,482             3,654
  Finished goods                               10,233            16,234
                                               ------            ------
    Total inventories                         $25,851            $34,226
                                              =======            =======

4.       DEBT:

         On June 2, 1997, in preparation for the consummation of the Amended Joint Plan of Reorganization ("the Plan"), a wholly-owned subsidiary of the Company entered into a two-year financing agreement (the "CIT Credit Agreement") with CIT, which was amended on August 25, 1999 to extend the agreement through June 2, 2004, to provide direct borrowings and to issue letters of credit on the Company's behalf. Direct borrowings bear interest at prime minus 0.25% (9.25% at September 30, 2000) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. There was $15,192,000 in direct borrowings outstanding under the CIT Credit Agreement and approximately $8,502,000 was committed under unexpired letters of credit as of September 30, 2000. On September 30, 2000, the Company had a net borrowing availability under the CIT Credit Agreement of $28,473,000 in excess of direct borrowings and amounts committed under the unexpired letters of credit. The peak credit line utilization during the thirty-nine weeks ended September 30, 2000 was $30,190,000, which consisted of direct borrowings of $22,125,000 and unexpired letters of credit of $8,065,000

         Additionally, the Company borrowed, through a five year term note payable, $5,000,000 at an interest rate of prime plus 200 basis points (11.50% at September 30, 2000) which was used to repurchase the Company's common stock. As of September 30, 2000 the principal balance outstanding on the note payable was $4,250,000.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

         The CIT Credit Agreement has been modified as of August 14, 2000. Key modifications since January 1, 2000 include:

|X| The committed credit line has been increased to $52,000,000 from $42,000,000. The sub-limit on letters of credit has also been increased to $30,000,000 from $25,000,000.

|X| The requirement that in order to pay dividends or to repurchase stock there remain unused credit available of no less than $5,000,000 has been eliminated.

|X| The covenant related to the maximum capital expenditures was raised to $4,000,000 for the year ended December 30, 2000 and $2,500,000 for the fiscal years thereafter.

|X| The Company is permitted to grant stock acquisition loans to four designated senior officers in the amount of approximately $3,645,000 to fund the acquisition of shares of capital stock of the Company.

[ ] The Company is authorized to make a loan to the principals of Cynthia Steffe, Inc. not to exceed $1,000,000 with principal and interest due May 10, 2010. The loan balance on September 30, 2000 was $877,000.

|X| Letters of credit may be issued in support of product which bears the Liz Claiborne licensed mark for up to 180 days to an aggregate maximum amount not to exceed $5,000,000.

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

5.       INCOME TAXES:

         The provision for federal, state and local income taxes is $1,523,000 and $3,451,000 for the thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively and $550,000 and $1,362,000 for the thirteen weeks ended September 30, 2000 and October 2, 1999. Cash federal and state income taxes payable are partially offset by the utilization of pre-consummation net operating loss carryforwards. The utilization of pre-consummation net operating loss carryforwards for federal income tax purposes is limited to approximately $1,500,000 in 2000.

6.       ACCOUNTING FOR STOCK OPTION COMPENSATION:

         Under the provisions of Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock Based Compensation," the Company has recorded $614,000 and $1,010,000 of non-cash stock based compensation expense for the thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively and $147,000 and $417,000 for the thirteen weeks ended September 30, 2000 and October 2, 1999, respectively. These amounts were offset as adjustments to Capital in excess of par value in the Consolidated Balance Sheets.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

7.       NET INCOME PER SHARE:

         For the thirty-nine weeks ended September 30, 2000 and October 2, 1999, the basic weighted average common shares outstanding was 5,070,984 and 5,900,083 respectively, and the weighted average shares outstanding assuming dilution was 5,277,463 and 6,148,149 respectively. The difference of 206,479 and 248,066 respectively, represents the incremental dilution of shares upon exercise of dilutive stock options.

8.       SUBSEQUENT EVENT:

         On November 14, 2000, the Company signed a definitive agreement to sell the "HUE" trademark to the Kayser-Roth Corporation, the principal licensee of such trademarks.

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
-------   ----------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
            ----------------------------------------------

(A)  RESULTS OF  OPERATIONS

THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000 AS COMPARED TO
THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999

         The Company recorded net sales of $173,281,000 for the thirty-nine weeks ended September 30, 2000, compared with $158,216,000 for the thirty-nine weeks ended October 2, 1999, a net increase of $15,065,000 or 9.5%. The Dress product lines' net sales, excluding $18,720,000 generated by the recently licensed Liz Claiborne dress brands, increased $1,217,000 or 1.1% as a result of a 3.3% decrease in the Leslie Fay dress brands combined with an increase of 11.1% in the Warren brands. Net sales for the Sportswear product lines, excluding $1,591,000 generated by the recently acquired Cynthia Steffe sportswear brands, decreased by $6,462,000 or 14.5% mostly as a result of the restructuring of the Leslie Fay Sportswear brands. This restructuring is expected to reduce sales and improve profitability.

         Gross profit was $39,563,000 and 22.8% of net sales compared with $41,293,000 and 26.1% for the thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively. The gross profit from the Dress lines, excluding $3,263,000 generated by the recently licensed Liz Claiborne dress brands, declined $5,953,000 and the percentage of net sales decreased to 22.6% from 28.1%. The gross profit generated by the Leslie Fay Dress lines declined $2,512,000 and 23.7% of net sales compared to 26.1% of net sales for the comparable period ended October 2, 1999. The decline in gross profit was due to both increased allowances and markdowns. The gross profit contributed by the Warren brands declined $3,441,000 and the percentage of net sales decreased to 20.5% from 32.7% for the comparable period ended October 2, 1999. The decline in gross profit was due to both increased allowances and markdowns, which was generated by an increase in off price sales. The gross profit produced by the Sportswear lines, excluding $262,000 generated by the recently acquired Cynthia Steffe sportswear brands, for the thirty-nine weeks ended September 30, 2000, increased by $802,000 and the percentage of net sales increased to 26.7% from 21.0% for the comparable period ended October 2, 1999. The improved gross profit as a percentage of net sales resulted from the restructuring of the Leslie Fay Sportswear brand that was implemented in the fourth quarter of 1999.

         Selling, warehouse, general and administrative expenses were $32,243,000 or 18.6% of net sales and $29,284,000 or 18.5% of net sales for the thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively. The expense increase of $2,959,000 was caused mainly by $2,928,000 of additional operating expenses related to the Liz Claiborne dress brands and the Cynthia Steffe brands partially offset by approximately $1,510,000 of expense savings caused by the restructuring of the Leslie Fay sportswear brands. Additionally, there was a one-time charge of $1,500,000 relative to the stockholder-approved contract for a member of senior management.

         Non-cash stock based compensation for stock options and outside director compensation for the thirty-nine weeks ended September 30, 2000 and October 2, 1999 was $643,000 and $1,130,000, respectively. The prior year's expense included a one-time only expense relating to the early vesting of middle management stock options as a result of the merger transaction with a subsidiary of Three Cities Research, Inc.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

         Other income, consisting primarily of royalty income, was $1,045,000 and $1,054,000 for the thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively. Upon consummation of the transaction referred to in Note 8 of the Notes to the Consolidated Financial Statements, there will be a substantial decline in future royalty income.

         Depreciation and amortization expense for the thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively, was $1,566,000 and
$959,000. The increase was due to the acquisition of fixed assets since the Company's June 4, 1997 emergence from bankruptcy as well as the excess of purchase price over net assets acquired from The Warren Apparel Group Ltd. and Cynthia Steffe, Inc. as well as the licensing of the Liz Claiborne dress brands. Depreciation and amortization expense for the thirty-nine weeks ended September 30, 2000 for the newly acquired businesses included $324,000 and $43,000 for the Liz Claiborne license agreement and the Cynthia Steffe brands, respectively. During the thirty-nine week period $240,000 of additional depreciation expense was incurred to support technology efforts. In addition, the Company recognized income of $1,898,000 and $3,429,000 for the thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively, from amortization of excess revalued net assets acquired over equity under fresh start reporting. The excess of revalued net assets was fully amortized in the second quarter of 2000, which will negatively impact future earnings per share compared to prior periods.

         Interest and financing costs were $2,410,000 and $1,661,000 for the thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively. Included in the interest and financing cost was $387,000 and $52,000 for the interest on the $5,000,000 term note entered into on August 25, 1999 for the period ended September 30, 2000 and October 2, 1999, respectively. The additional interest was generated as a result of rising interest rates and higher borrowings during the thirty-nine weeks ended September 30, 2000, which were utilized for the Liz Claiborne and Cynthia Steffe transactions. The financing fees under the new CIT Credit Agreement were partially offset by income earned on the cash invested for the thirty-nine weeks ended September 30, 2000 and October 2, 1999.

         Other expenses of $900,000 were recorded during the thirty-nine weeks ended October 2, 1999 to provide for non-operating legal and financing fees incurred as a result of the merger transaction with Three Cities Research, Inc.

         The provision for federal, state and local income taxes was $1,523,000 and $3,451,000 for the thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively.

THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 AS COMPARED TO
THIRTEEN WEEKS ENDED OCTOBER 2, 1999

         The Company recorded net sales of $61,047,000 for the thirteen weeks ended September 30, 2000, compared with $58,622,000 for the thirteen weeks ended October 2, 1999, a net increase of $2,425,000 or 4.1%. The Dress product lines' net sales, excluding $5,655,000 generated by the recently licensed Liz Claiborne dress brands, decreased $2,110,000 or 5.6%. A 1.6% increase in the Leslie Fay dress brands was offset by a 17.0% decrease in the Warren brands. The decreased volume of the Warren Group was driven by sales reductions in both the David Warren and Reggio labels. Net sales for the Sportswear product lines, excluding $1,509,000 generated by the recently acquired Cynthia Steffe sportswear brands, decreased by $2,629,000 or 12.5%. This resulted from the restructuring of the Leslie Fay Sportswear brand and the Leslie Fay Haberdashery brand that was implemented in the fourth quarter of 1999. This restructuring is expected to reduce sales and improve gross profit.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

         Gross profit was $14,342,000 and 23.5% of net sales compared with $14,766,000 and 25.2% for the thirteen weeks ended September 30, 2000 and October 2, 1999, respectively. The gross profit from the Dress lines, excluding $696,000 generated by the recently licensed Liz Claiborne dress brands, decreased $2,231,000 and the percent to net sales decreased to 22.9% from 27.5% for the comparable period ended October 2, 1999. The Leslie Fay dress line experienced an improvement in gross profit contribution of $340,000 and 24.6% of net sales compared with 23.5% of net sales for the third quarter of 2000 and 1999, respectively. The Warren Group experienced a decline in gross profit of $2,571,000 and 19.5% of net sales in the third quarter of 2000 when compared to 33.8% of net sales in the third quarter of 1999. The high level of off-price sales was the primary cause of this gross profit decline for the Warren Group. The gross profit produced by the Sportswear lines, excluding $293,000 generated by the recently acquired Cynthia Steffe sportswear brands, for the thirteen weeks ended September 30, 2000 increased by $922,000 and the percent to net sales increased to 29.1% from 21.0% for the comparable period ended October 2, 1999.

         Selling, warehouse, general and administrative expenses were $11,750,000 and 19.2% of net sales and $9,900,000 and 16.9% of net sales for the thirteen weeks ended September 30, 2000 and October 2, 1999, respectively. The expense increase of $1,850,000 was caused mainly by about $1,148,000 of additional operating expenses related to the Liz Claiborne dress brands and the Cynthia Steffe brands partially offset by expense savings $301,000 from the restructuring of the Leslie Fay sportswear brands. Additionally, there was a one-time charge of $1,500,000 relative to the stockholder-approved contract for a member of senior management.

         Non-cash stock based compensation for stock options and outside director compensation for the thirteen weeks ended September 30, 2000 and October 2, 1999 was $176,000 and $500,000, respectively. The prior year's expense included a one-time only expense relating to the early vesting of middle management stock options as a result of the merger transaction with a subsidiary of Three Cities Research, Inc.

         Other income, consisting primarily of royalty income, was $353,000 and $382,000 for the thirteen weeks ended September 30, 2000 and October 2, 1999, respectively. Upon consummation of the transaction referred to in Note 8 of the Notes to Consolidated Financial Statements, there will be a substantial decline in future royalty income

         Depreciation and amortization expense for the thirteen weeks ended September 30, 2000 and October 2, 1999, was $592,000 and $364,000, respectively. The increase was due to the acquisition of fixed assets since the Company's June 4, 1997 emergence from bankruptcy. Depreciation and amortization expense for the thirteen weeks ended September 30, 2000 for the newly acquired businesses included $144,000 and $9,000 for the Liz Claiborne license agreement and the Cynthia Steffe brands, respectively. During the thirteen week period $75,000 of additional depreciation expense was incurred to support technology efforts. In addition, the Company recognized income of $1,143,000 for the thirteen weeks ended October 2, 1999, from amortization of excess revalued net assets acquired over equity under fresh start reporting. The excess of revalued net assets was fully amortized in the second quarter of 2000, which will negatively impact future earnings per share compared to prior periods.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

         Interest and financing costs were $867,000 and $657,000 for the thirteen weeks ended September 30, 2000 and October 2, 1999, respectively. Included in the interest and financing cost was $127,000 and $52,000 for the interest on the $5,000,000 term note entered into on August 25, 1999 for the period ended September 30, 2000 and October 2, 1999 respectively. The additional interest was generated as a result of higher borrowings during the thirteen weeks ended September 30, 2000, which were invested in building the Liz Claiborne dress and Cynthia Steffe brands' working capital. The financing fees under the new CIT Credit Agreement were partially offset by income earned on the cash invested for the thirteen weeks ended September 30, 2000 and October 2, 1999.

         Other expenses of $366,000 were recorded during the thirteen weeks ended October 2, 1999 to provide for non-operating legal fees incurred as a result of the Three Cities merger transaction.

          The provision for federal, state and local income taxes was $550,000 and $1,362,000 for the thirteen weeks ended September 30, 2000 and October 2, 1999, respectively.

(B) LIQUIDITY AND CAPITAL RESOURCES

          The sixth amendment of the CIT Credit Agreement provides a working capital facility commitment of $52,000,000, including a $30,000,000 sublimit on letters of credit. As of September 30, 2000 the Company was utilizing approximately $8,502,000 under the CIT Credit Agreement for letters of credit, and there was $15,192,000 in outstanding cash borrowings. On September 30, 2000, the Company had a net borrowing availability under the CIT Credit Agreement of $28,473,000 in excess of direct borrowings and amounts committed under the unexpired letters of credit. The peak credit line utilization during the thirty-nine weeks ended September 30, 2000 was $30,190,000, which consisted of direct borrowings of $22,125,000 and unexpired letters of credit of $8,065,000.

         At September 30, 2000, the Company's cash and cash equivalents amounted to $4,216,000, of which $3,461,000 is restricted to the payment of confirmation liabilities relative to the Company's 1997 exit from bankruptcy. Working capital decreased $2,517,000 to $34,782,000 during the thirty-nine weeks ended September 30, 2000. The changes in the components of working capital were: a decrease in cash and cash equivalents of $1,250,000; an increase in net accounts receivable of $27,715,000; a decrease in inventories of $8,375,000; a decrease in prepaid expenses and other current assets of $892,000 and an increase of $19,715,000 in total current liabilities. The changes in working capital are primarily due to the seasonality of the business. The over all decrease in working capital was $2,517,000, which was driven primarily by the dress lines. A reduction of $5,470,000 from the Sportswear Division was fully offset by the working capital requirements of the newly acquired businesses. Total current liabilities increased as a result of additional short term borrowings of $15,192,000 and increased operating accounts payable and other accrued liabilities of $4,523,000 resulting mostly from the timing of liabilities due.

         Although the Company's results of operations indicated net income of $4,121,000 for the thirty-nine weeks ended September 30, 2000, these results are not indicative of results for an entire year.

         Capital expenditures were $1,789,000 for the thirty-nine weeks ended September 30, 2000, which included $205,000 of equipment purchased under a capital lease. Capital expenditures are expected to be $2,200,000 for fiscal year 2000. The anticipated capital expenditures for the remainder of the year are primarily related to improvements in management information systems, improvements in the distribution facility, as well as the Liz Claiborne Dress showrooms and office space. The Company believes that its financing arrangements and anticipated level of internally generated funds will be sufficient to finance its capital spending during the remainder of 2000.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

         The Company may pay cash dividends or repurchase its stock under the CIT Credit Agreement as long as those disbursements do not cause the Company to be in violation of the restrictive covenants and the cumulative stock repurchase or distribution of dividends does not exceed the dividend and stock repurchase basket. At the end of the fiscal quarter ended September 30, 2000 the Company may borrow up to $6,041,000 for stock repurchase or dividend distribution. The Company has no plans to pay cash dividends in the foreseeable future.

         The Company did not experience any significant year 2000 problems or disruptions in the business process caused by its own systems or those of unrelated third parties. The financial condition or results of operations since the fiscal year ended January 1, 2000 were not affected by any year 2000 problems. There was no material difference between the actual cost to make the Company's operations year 2000 compliant and that which was previously disclosed. Additionally, there are no remaining contingencies or reserves relative to year 2000.

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

         Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the effects of future events on the Company's financial performance; the risk that the Company may not be able to finance its planned growth; risks related to the industry in which the Company competes, including potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; and the risk of potential increase in market interest rates from current rates. Given these uncertainties, current and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           None.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

PART II  -  OTHER INFORMATION
-------     -----------------

ITEM 1.    LEGAL PROCEEDINGS.
-------    ------------------

         No other legal proceedings were terminated during the third quarter of 2000 or thereafter, other than ordinary routine litigation incidental to the business of the Company.

ITEM 2.    CHANGES IN SECURITIES.
-------    ----------------------

                  None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
-------    --------------------------------

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

(a)      Date of Annual Meeting of Stockholders - September 21, 2000

(b) Directors Elected at the Annual Meeting - John J. Pomerantz, John A. Ward, Robert L. Sind, Bernard Olsoff, H. Whitney Wagner and Thomas G. Weld.

(c)      The election of six directors:

                                                   STOCKHOLDER VOTES
                                                   -----------------

                                            FOR                        WITHHELD
                                            ---                        --------

         John J. Pomerantz                  3,438,784                  19,251
         John A. Ward                       3,438,784                  19,251
         Robert L. Sind                     3,438,784                  19,251
         Bernard Olsoff                     3,438,784                  19,251
         H. Whitney Wagner                  3,438,784                  19,251
         Thomas G. Weld                     3,438,784                  19,251

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         Approval of certain provisions of employment arrangements to be entered into by the Company and the following individuals:

                                                              STOCKHOLDER VOTES
                                                              -----------------
                                                                                                     BROKER
                                         FOR                   AGAINST            ABSTENTIONS        NON-VOTES
                                         ----                  -------            ------------       ---------
         John J. Pomerantz               3,463,036             9,306              656                     0
         John A. Ward                    3,468,859             3,483              656                     0
         Dominick Felicetti              3,469,529             2,813              656                     0
         Warren T. Wishart               3,469,529             2,813              656                     0

         Ratification of the appointment by the Board of Directors of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending December 30, 2000:

         STOCKHOLDER VOTES
         -----------------

         For:                 3,471,900
         Against:                 1,010
         Abstentions:                88
         Broker non-votes:            0

ITEM 5.    OTHER INFORMATION.
-------    ------------------

                  None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
-------    ---------------------------------

         a) Exhibits Exhibits are set forth on the "Index to Exhibits" on page E-1 hereof.

         8        Reports on Form 8-K None

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES



                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2000            THE LESLIE FAY COMPANY, INC.
                                    (Company)

                                    By:  /s/ Warren T. Wishart
                                       --------------------------------------
                                             Warren T. Wishart
                                    Senior Vice President - Administration
                                    and Finance, Chief Financial Officer
                                    and Treasurer

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


                                INDEX TO EXHIBITS

Exhibit No.       Description
-----------       -----------

27                Financial Data Schedule.