Form 10-K
period 2000-12-30
FAY LESLIE CO INC
filed 2001-03-30
CIK 796226

================================================================================
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000          COMMISSION FILE NO. 1-9196

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

                           Common Stock, .01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the voting stock (based on the average bid and asked prices of such stock) held by non-affiliates of the registrant at March 23, 2001 was approximately $17,752,000.

Indicate by check mark whether the registrant has filed all documents and reports required to filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __X__ No ____

There  were  5,680,694  shares  of Common  Stock outstanding at March 23, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                      None
================================================================================

                                     PART I

ITEM 1.  BUSINESS.
-------  ---------

         The Leslie Fay Company, Inc. and subsidiaries (the "Company") is engaged principally in the design, arranging for the manufacture, and the sale of diversified lines of women's dresses and sportswear. The Company's products focus on career, social occasion and evening clothing that cover a broad retail price range and offer the consumer a wide selection of styles, fabrics and colors suitable for different ages, sizes and fashion preferences. The Company believes that it is among the major producers of moderate-price dresses and that it is considered one of the major resources to department store retailers of such products. The Leslie Fay business has been in continuous operation as an apparel company since 1947.

         The Company's business is seasonal in nature, with sales being greatest in the first and third quarters. Accordingly, the inventory purchase levels are highest during the second and fourth quarters.

ACQUISITIONS

         On February 15, 2000, the Company entered into a license agreement with the licensing subsidiary of Liz Claiborne, Inc. ("Liz Claiborne") to manufacture dresses and suits under the Liz Claiborne and Elisabeth trademarks. The Company also purchased the dress finished goods and raw materials inventory of Liz Claiborne and agreed to honor related manufacturing commitments that had been made by Liz Claiborne as of February 15, 2000. Beginning with the Holiday 2000 season that shipped in October 2000, the Company designed and arranged for the manufacture of Liz Claiborne and Elisabeth dresses. Liz Claiborne and Elisabeth dresses are sold in department and specialty stores throughout the United States and, to a much lesser extent, in Canada, Mexico and other parts of the world.

         The agreements with Liz Claiborne provide that the Company will pay royalties including guaranteed minimum average annual royalty payments of up to approximately $2,000,000 per year throughout the five-year initial term of the agreement, or, if sales exceed the minimum defined in the royalty agreement, 6% of the net sales of Liz Claiborne and Elisabeth dresses and suits. The Company also reimbursed Liz Claiborne for certain operating costs on a transitional basis.

         This transaction generated intangible assets of approximately $940,000, which the Company is amortizing over the initial five-year period of the agreement ending February 2005. This transaction has been accounted for as a purchase, and accordingly, the operating results of Liz Claiborne Dresses have been included in the Company's consolidated financial statements since the date of the acquisition. Net sales from the date of acquisition through December 30, 2000 were approximately $24,823,000.

         On May 9, 2000, the Company purchased substantially all the assets of Cynthia Steffe, Inc. Cynthia Steffe also licensed her trade names to the Company in perpetuity (subject to certain rights of termination). Cynthia Steffe markets to both department and specialty stores in the contemporary and designer sportswear categories. This transaction generated intangible assets of approximately $1,033,000, which the Company is amortizing over fifteen years. Net sales from the date of acquisition through December 30, 2000 were approximately $2,967,000. The full year 1999 net sales for Cynthia Steffe, Inc. were approximately $7,000,000. Cynthia Steffe and Richard Roberts, principals of Cynthia Steffe, Inc., have entered into employment agreements with the Company, which will expire in 2005.

PRODUCTS

         During 2000, 1999, and 1998, respectively, dresses accounted for approximately 78%, 73% and 64% of the Company's net sales and sportswear accounted for approximately 22%, 27% and 36%, respectively. During 2001, dresses are expected to account for approximately 74% of total sales and sportswear 26%.

         DRESS PRODUCT LINES. The Company sells moderately-priced one and two piece dresses, pant dresses and dresses with coordinated jackets under the "Leslie Fay", "Leslie Fay Petite", "Leslie Fay Women" and "Leslie Fay Women's Petite" brands. The Company also sells moderate to bridge-priced career, social and evening occasion dresses under the "David Warren", "Warren Petite", "Rimini", and "Leslie Fay Evening" brands. In conjunction with the licensing arrangement with Liz Claiborne, the Company manufactures and sells dresses and suits under the "Liz Claiborne" and "Elisabeth" brands. All of the Company's dress products are offered in petite, misses and large sizes. The "Reggio" line was discontinued during the year 2000.

         SPORTSWEAR PRODUCT LINES. The Company markets moderately-priced coordinated sportswear and related separates under the "Leslie Fay Sportswear", "Leslie Fay Sportswear Petite", "Leslie Fay Sportswear Woman", "Joan Leslie" and "Leslie Fay Haberdashery" brands. The Company consolidated the Leslie Fay Sportswear and Haberdashery brands into Leslie Fay Haberdashery to better serve the retail needs of its customers without duplicate product offerings. The Company also offers contemporary and designer sportswear under brands including "Cynthia Cynthia Steffe", "Cynthia Steffe", "Francess & Rita", and also brands owned by certain customers. The Company's products include skirts, blouses, sweaters, pants and jackets which are related in color and material and are intended to be sold as coordinated outfits. These products are offered in petite, misses and large sizes.

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

TRADEMARKS AND LICENSES

         The brands used by the Company, except for limited private label programs with selected customers, are registered trademarks, which are owned or licensed by the Company. The Company considers its trademarks and license agreements to have significant value in the marketing of its products. The Company has licensed certain of its names and trademarks to various companies for their use in connection with the manufacture and distribution of their respective products. These products are in categories that are not offered by the Company and during 2000 included women's and children's sheer hosiery, handbags and small leather goods.

         On February 15, 2000, the Company entered into a license agreement to produce and distribute the Liz Claiborne and Elisabeth dresses and suits.

         On May 9, 2000, Cynthia Steffe licensed her trade names to the Company to produce and distribute contemporary and designer sportswear.

         On November 14, 2000, the Company sold the "HUE" trademark to the Kayser-Roth Corporation, the principal licensee of such trademark.

MARKETS AND DISTRIBUTION

         During 2000, the Company's products were sold principally to department and specialty stores located throughout the United States. During 2000, 1999, and 1998 the Company's Dress and Sportswear lines' products were sold to 1,330, 1,515, and 1,012 customers, respectively. Dillard's Department Stores, Inc. accounted for 34%, 31% and 30%, Federated Department Stores, Inc. accounted for 10%, 10%, and 7%, May Department Stores, Inc. accounted for 11%, 10%, and 7%, JC Penney accounted for 6%, 8% and 11%, and Marshalls\T.J. Maxx accounted for 11%, 8%, and 9% of the Company's Dress and Sportswear sales during the respective periods. No other customer accounted for as much as 10% of the Company's Dress and Sportswear sales during these three years. The Company believes that the loss of any of these businesses would have a material adverse effect on its operations.

         The Company maintains its own employee and commission sales force and exhibits its products in its principal showroom in New York, New York and additional showrooms in Dallas, Texas and Atlanta, Georgia. For further discussion, see "Properties". As of February 28, 2001, the Company had an employee sales force consisting of 3 people in Dallas and 28 in New York. While in some instances the Company's brands may compete with each other, as a practical matter, such competition is limited because of the differences in products, price points and market segments.

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

MANUFACTURING

         Apparel sold by the Company is produced in accordance with its designs, specifications and production schedules. All of such apparel is produced by a number of independent contractors located domestically and abroad. In 2000, products representing approximately 89% of dress and sportswear sales were produced abroad and imported into the United States from the Caribbean Basin countries of Guatemala and El Salvador and selected contractors in the Far Eastern countries of Taiwan, South Korea and the People's Republic of China, including Hong Kong.

         In 2000, three operating subsidiaries of Cambridge Corp. and Anthony Fashion Corp., SA DE CV manufactured 37% and 14%, respectively, of the Company's total production. No other contractor produced more than 10% of the Company's total production. The Company has had satisfactory, long-standing relationships with most of its contractors. In 2000, one of the Company's contracted production providers worked exclusively for the Company. The Company monitors production at each contractor's facility, in the United States and abroad, to ensure quality control, compliance with its specifications and fair labor standards and timely delivery of finished goods to the Company's distribution center. The Company believes it will be able to obtain the services of a sufficient number of independent suppliers to produce quality products in conformity with its requirements.

         The Company manufactures in accordance with plans prepared each season, which are based primarily on projected orders, and to a lesser extent, on current orders and consultations with customers. These plans take into account current fashion trends and economic conditions. The average lead time from the commitment of piece goods through the production and shipping of goods ranges from two to four months for domestic products and four to six months for imported products. These lead times impose substantial time constraints on the Company in that they require production planning and other manufacturing decisions and piece good commitments to be made substantially in advance of the receipt of orders from customers for the bulk of the items to be produced.

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

IMPORTS AND IMPORT RESTRICTIONS

         The Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries, including Taiwan, the Peoples' Republic of China (including Hong
Kong), South Korea, Guatemala and El Salvador (the principal countries from which the Company imports goods). These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. In addition, each of the countries in which the Company's products are sold has laws and regulations regarding import restrictions that are controlled and regulated. Because the United States and other countries in which the Company's products are manufactured and sold may, from time to time, impose new quotas, duties, tariffs, surcharges or other import controls or restrictions, or adjust presently prevailing quota allocations or duty or tariff rates or levels, the Company monitors import and quota-related developments. The Company continually seeks to minimize its potential exposure to import and quota-related risks through allocation of production to merchandise categories that are not subject to quota pressures, adjustments in product design and fabrication, shifts of production among countries and manufacturers, and geographical diversification of its sources of supply and other measures. The United States may enter into bilateral trade agreements with additional countries and may, in the future, include other types of garments in existing agreements.

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

         The Company currently imports a substantial majority of its raw materials, primarily fabric, and a significant portion of its finished goods through Far East based service bureaus. These service bureaus secure the manufacture of raw materials from a number of factories (about 20) located throughout the Far East. The Company's senior management also meets with these manufacturers prior to placing orders with them. The Company believes its primary risk is the timely receipt of its raw materials and finished goods to allow the timely shipment of its product. Through the present time, the Company has received its products in a timely manner. The Company continually monitors the status of its orders through its Far East service bureaus. Payment for the raw materials and finished goods is guaranteed through letters of credit which require, among other items, timely delivery and satisfaction of quality standards.

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

BACKLOG

         On March 23, 2001, the Company had unfilled orders of approximately $80,690,000. The Company had approximately $72,836,000 of unfilled orders at a comparable date in 2000. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the manufacture and shipment of the product, which in some instances is dependent on the desires of the customer. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

CREDIT AND COLLECTION

         In June 1997, the Company entered an agreement with the CIT Group/Commercial Services, Inc. (the "CIT Factoring Agreement"). This agreement provides that CIT purchase the Company's approved accounts receivable and guarantee collection thereof, except for disputed amounts. The vast majority of the Company's trade accounts receivable has been purchased by CIT. As of December 30, 2000, accounts receivable included $11,015,000 relating to the sale of the "HUE" trademark. As of March 23, 2001, $10,015,000 of this amount had been received.

COMPETITION

         The sectors of the apparel industry for which the Company designs, manufactures and markets products are highly competitive. The Company competes with many other manufacturers, including manufacturers of one or more apparel items. In addition, department stores, including some of the Company's major customers, have from time to time varied the amount of goods manufactured specifically for them and sold under their own brands. Many such stores have also changed their manner of presentation of merchandise and in recent years have become increasingly promotional. Some of the Company's competitors are larger and have greater resources than the Company. Based upon its knowledge of the industry, the Company believes that it is among the leading producers of moderately-priced dresses in the United States and that it is considered one of the major resources to department store retailers of such products. The Company's business is dependent upon its ability to evaluate and respond to changing consumer demand and tastes and to remain competitive in the areas of style, quality and price, while operating within the significant domestic and foreign production and delivery constraints of the industry.

EMPLOYEES

         In February 2001, the Company employed 467 persons, of whom approximately 28% were in production, 29% in distribution, 16% in merchandising and design, 7% in sales and 20% in administrative and financial operations. Approximately 37% of the Company's employees were members of unions, primarily the Union of Needletrades, Industrial and Textile Employees ("UNITE"). On June 2, 1997, the Company and UNITE reached an agreement on a four-year collective bargaining agreement, terminating on May 31, 2001 covering non-supervisory production, maintenance, packing and shipping employees. The Company and UNITE are engaged in preliminary negotiations for a new collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

REORGANIZATION UNDER CHAPTER 11

                  On April 5, 1993 (the "Filing Date") the Company and several of its subsidiaries filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code. By an order dated April 21, 1997 (the "Confirmation Order"), the Bankruptcy Court confirmed a plan of reorganization (the "Plan").

PROPOSAL TO ACQUIRE OUTSTANDING SHARES

         On March 26, 2001, the Company signed a merger agreement with its majority stockholders, Three Cities Fund II, L.P. and Three Cities Offshore II, C.V. (collectively, the "Three Cities Funds"). Such agreement provides in effect for the Three Cities Funds to acquire approximately 32% of the outstanding shares of common stock of the Company, or all of the common stock not currently owned by the Three Cities Funds, their affiliates and certain members of management of the Company for a cash price of $5.00 per share. The transaction is subject to stockholder approval and other customary conditions.

ITEM 2.  PROPERTIES.
-------  -----------

         Executive and sales offices, as well as design facilities, are located in New York City under two leases expiring in 2008 (60,990 square feet) and 2004 (8,000 square feet). Additionally, the Company leases sales offices and showrooms in Dallas, Texas (4,396 square feet) and a showroom in Atlanta, Georgia (737 square feet). In addition, the Company operates two small manufacturing support facilities - one located in Pittston, Pennsylvania and owned by the Company (11,368 square feet) and another leased by the Company in Guatemala (5,202 square feet). The Company leases a major distribution and administrative center (194,685 square feet) in Laflin, Pennsylvania under a lease expiring in July 2001. The Company has given notice to the lessor of its Laflin distribution and administrative center of its intent to exercise the first lease option through July 31, 2005.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ---------------------------------------------------------------------

         The common stock of the Company trades on the Nasdaq Small Cap market under the symbol "LFAY". The following table sets forth the high bid and low asked prices for each quarter during 1999 and 2000 and through March 23, 2001:

                  Period                                 High           Low
                  ------                                 ----           ---

         1999     First Quarter                          $  6.75        $ 3.88
                  Second Quarter                            6.88          4.25
                  Third Quarter                             7.13          4.63
                  Fourth Quarter                            6.94          4.38

         2000     First Quarter                          $  7.00        $ 4.06
                  Second Quarter                            5.50          3.13
                  Third Quarter                             4.63          3.13
                  Fourth Quarter                            3.69          2.75

         2001     First Quarter
                  (through March 23, 2001)               $  3.63        $ 2.69

--------------------------------------------------------------------------------

         On March 23, 2001, the high bid price was $3.125 and the low asked price was $3.125. As of March 23, 2001, there were 1,136 holders of record of the common stock of the Company.

         The  Company  did  not  pay  any   dividends  on,  or  make  any  other
distributions with respect to, its common stock during 1999 or 2000.

         In February and March 1999, the Company distributed an aggregate of 1,250,000 shares of Common Stock (adjusted to reflect the two-for-one stock split referred to below) to its creditors pursuant to its plan of reorganization. No sales commissions were paid in connection with the transaction. The shares were issued in reliance upon the exemption from registration afforded by Section 3(a)(10) of the Securities Act of 1933, as amended (the "Act").

         On each of June 3, 1998, August 23, 1999 and September 21, 2000, the Company issued an aggregate of 26,000 shares of Common Stock, consisting of 2,000 shares to each of its three non-employee directors for the year 1998, to each of its six non-employee directors for the year 1999 and to each of its four non-employee directors for the year 2000, in accordance with the terms of the Company's 1997 Non-Employee Director Stock Option and Stock Incentive Plan (the shares issued in 1998 have been adjusted to reflect the two-for-one stock split referred to below). No consideration was paid by such directors for the stock and no sales commissions were paid by the Company in connection with its issuance. The shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Act.

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

                                                   (In thousands, except per share data)
                                 Reorganized Company                                        Predecessor Company
                                 -------------------                                        -------------------
                                                            For The Periods Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                           Pro Forma
                        Fifty-Two   Fifty-Two   Fifty-Two  Fifty-Three  Thirty-One                  Twenty-Two
                       Weeks Ended Weeks Ended Weeks Ended Weeks Ended  Weeks Ended                Weeks Ended
                      December 30 January 1,  January 2,   January 3,  January 3,    Pro Forma      June 4,
                          2000        2000        1999       1998 (a)    1998 (b)      1996(a)       1997 (c)       1996
                          ----        ----        ----       ----        ----          ----          ----           ----
                        (Audited)   (Audited)   (Audited)  (Unaudited)   (Audited)   (Unaudited)                  (Audited)
Net  Sales                $212,714    $197,446    $152,867     $132,160    $ 73,091      $110,053  $197,984       $429,676

Operating Income             4,000      14,439     13,020        11,782       4,322         4,079    14,355         17,965

Reorganization Costs            --          --          --           --          --            --     3,379 (d)      5,144 (d)

Interest Expense and
  Financing Costs            2,958       2,258         950        1,113         336         2,298     1,372          3,932 (e)

Tax Provision                4,147       2,654       3,212        2,684         677           130       451           (839)(f)

Other Non-Recurring
    Items                  (10,800)(g)     911(h)       --           --          --            --   136,341 (i)         --

Net Income                  $7,695      $8,316      $8,858       $7,985      $3,309        $1,651  $145,494         $9,728

Net Income  per
  Share - Basic              $1.47       $1.46       $1.35      $1.17(j)    $0.49 (j)     $0.24 (j)    --(j)        $0.52 (j)
        - Diluted            $1.44       $1.39       $1.31      $1.16(j)    $0.48 (j)     $0.24 (j)    --(j)        $0.52 (j)

                          As of       As of       As of       As of                                   As of        As of
                       12/30/2000  01/01/2000   01/02/99     01/03/98                               06/04/97      12/28/96
                       ----------  ----------   --------     --------                               --------      --------

Total Assets               $87,359     $69,000     $67,804      $61,051                                 $77,789     $237,661

Assets of Product Lines
   Held for Sale  and           --          --          --           --                                      --    3,003 (j)
   Disposition

Long-Term Debt
 (Including Capital
  Lease)                     3,126       4,052          17           49                                     108         --

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

(d) The Company incurred reorganization costs in 1997 and 1996 while operating as a debtor in possession. Included in 1997 and 1996 is a provision of $0 and $652,000, respectively, for a write-down of a portion of the excess purchase price over net assets acquired in the 1984 leveraged buyout of The Leslie Fay Company, related to certain of the Company's product lines, which the Company believes will be unrecoverable.

(e) On January 2, 1994, the Company decided not to accrue interest on approximately $253,000,000 of pre-petition debt. During 1996, the Company had direct borrowings under a credit agreement with The First National Bank of Boston on 102 days in the second and third quarters, the highest amount of which was $28,672,000. Interest on direct borrowings was incurred at a rate of prime plus 1.5%.

(f) The Company recognized an income tax credit of $1,103,000 in 1996, representing a reduction of foreign income tax liabilities as a result of negotiated settlements on prior years' estimated taxes. The Company only paid state, local and foreign taxes in 1996.

(g) Amount reflects the gain recorded in the sale of the "HUE" trademark to the Kayser-Roth Corporation.

(h) The Company incurred $911,000 of other non-recurring, non-operating legal and administrative expense related to the merger with an affiliate of Three Cities.

(i)      Amount   consists  of  the   following   three   components:   gain  on
         sale/transfer of the Sassco Fashions line of $89,810,000 (net of $3,728,000 of income taxes), charge for revaluation of assets and liabilities pursuant to the adoption of fresh-start reporting of ($27,010,000) and gain on debt discharge (an extraordinary item) of $73,541,000.

(j) Net income (loss) per share for the pro forma fifty-three weeks ended January 3, 1998, thirty-one weeks ended January 3, 1998 and pro forma 1996 was calculated based on 6,800,000 shares of new common stock, adjusted to give effect to the 2 for 1 stock split effected in July 1998, issued in connection with the consummation of the Plan. Earnings per common share for the twenty-two weeks ended June 4, 1997 is not presented because such presentation would not be meaningful. The old stock of 18,771,836 shares, used in calculating the net income (loss) per share in 1996, was canceled under the Plan and the new stock was not issued until June 4, 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------


(A)      RESULTS OF OPERATIONS

FIFTY-TWO  WEEKS ENDED  DECEMBER 30, 2000 AS COMPARED TO  FIFTY-TWO  WEEKS ENDED
--------------------------------------------------------------------------------
JANUARY 1, 2000
---------------

         The Company recorded net sales of $212,714,000 for the fifty-two weeks ended December 30, 2000, compared with $197,446,000 for the fifty-two weeks ended January 1, 2000, a net increase of $15,268,000 or 7.7%. The Dress product lines' net sales, excluding $24,823,000 generated by the Liz Claiborne dress brands that were newly licensed this year, decreased $1,385,000 or 1.0%. This was a result of a 4.1% decrease in the Leslie Fay dress brands partially off-set by an increase of 5.7% in the Warren brands. Net sales for the Sportswear product lines, excluding $2,967,000 generated by the Cynthia Steffe sportswear brands acquired this year, decreased by $11,137,000 or 20.6% mostly as a result of the reorganization of the Leslie Fay Sportswear brands. This reorganization reduced sales but improved profitability.

         Gross profit was $47,342,000 and 22.3% of net sales compared with $48,756,000 and 24.7% of net sales for the fifty-two weeks ended December 30, 2000 and January 1, 2000, respectively. The gross profit from the Dress lines, excluding $4,392,000 generated by the licensed Liz Claiborne dress brands, declined $6,704,000 and the percentage of net sales decreased to 22.1% from 26.6%. The gross profit generated by the Leslie Fay Dress lines declined $2,336,000, and the percent of net sales declined to 22.7% from 24.2% of net sales for the comparable period ended January 1, 2000. The decline in gross profit was due to both increased allowances and markdowns. The gross profit contributed by the Warren brands declined $4,368,000 and the percentage of net sales decreased to 21.0% from 31.8% for the comparable period ended January 1, 2000. The decline in gross profit was due to increased markdowns, which was generated by an increase in price concessions and a greater level of end of season close outs. The gross profit produced by the Sportswear lines, excluding $486,000 generated by the recently acquired Cynthia Steffe sportswear brands, for the fifty-two weeks ended January 1, 2000, increased by $559,000 and the percentage of net sales increased to 26.0% from 19.6% for the comparable period ended January 1, 2000. The improved gross profit as a percentage of net sales resulted from the reorganization of the Leslie Fay Sportswear brand that was implemented in the fourth quarter of 1999.

         Selling, warehouse, general and administrative expenses were $43,370,000 or 20.4% of net sales and $37,940,000 or 19.2% of net sales for the fifty-two weeks ended December 30, 2000 and January 1, 2000, respectively. The expense increase of $5,430,000 was caused mainly by $4,000,000 of additional operating expenses related to the Liz Claiborne dress brands and the Cynthia Steffe brands partially offset by approximately $1,100,000 of expense savings caused by the reorganization of the Leslie Fay sportswear brands. Additionally, there were non-recurring charges of $3,500,000 relative to stockholder-approved employment contracts, internet strategy costs, and severance payments. These costs were partially offset by a $1,000,000 reduction in bonuses, which were not paid as a result of lower EBITDA.

         Depreciation and amortization expense for the fifty-two weeks ended December 30, 2000 and January 1, 2000 was $2,152,000 and $1,367,000,
respectively, an increase of $785,000. Of this increase, $475,000 resulted from capital expenditures made during the year of approximately $1,600,000. The remaining $310,000 increase resulted from the amortization of the excess of purchase price over net assets acquired for the Liz Claiborne and Cynthia Steffe brands. The Company recognized income of $1,898,000 and $4,572,000 from amortization of the excess revalued net assets acquired over equity for the fifty-two weeks ended December 30, 2000 and January 1, 2000, respectively. This amortization has been completed as of the second quarter of 2000.

         The Company's adoption of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," was made to value the issuance of stock options as well as the issuance of shares of common stock under the Company's Stock Option and Director compensation plans. This generated non-cash stock based compensation expense of $963,000 and $1,380,000 for the fifty-two weeks ended December 30, 2000 and January 1, 2000, respectively. The prior year's expense included a one-time charge related to the early vesting of middle management stock options as a result of the merger transaction with an affiliate of Three Cities Research, Inc. ("Three Cities").

         Other income was $1,245,000 and $1,498,000 for the fifty-two weeks ended December 30, 2000 and January 1, 2000, respectively. The decrease of $253,000 was primarily due to the reduced licensing revenues of $208,000 because of the sale of the "HUE" trademark during the fourth quarter of the year.

         Interest expense and financing costs, net of interest income, was $2,958,000 and $2,258,000 for the fifty-two weeks ended December 30, 2000 and January 1, 2000, respectively. Included in interest and financing costs were $507,000 and $184,000 for the current and prior year respectively, for the interest on the $5,000,000 term note entered into on August 25, 1999. The additional interest expense was generated as a result of rising interest rates and higher borrowings, which were utilized for the Liz Claiborne and Cynthia Steffe transactions. The financing fees under the new CIT Credit Agreement were partially offset by income earned on the cash invested for the fifty-two weeks ended December 30, 2000 and January 1, 2000.

         Other income/expense includes a gain on the sale of the "HUE" trademark to the Kayser-Roth Corporation, the principal licensee of such trademarks for an amount of $10,800,000 net of legal and professional fees. Last year, the Company incurred $911,000 of other non-recurring, non-operating legal and administrative expenses related to the merger with an affiliate of Three Cities.

         The provision for taxes was $4,147,000 and $2,654,000 for the fifty-two weeks ended December 30, 2000 and January 1, 2000, respectively. The change in the effective tax rate is primarily due to the excess of revalued net assets acquired over equity under fresh-start reporting that was fully amortized in the second quarter of fiscal year 2000.

FIFTY-TWO  WEEKS  ENDED  JANUARY 1, 2000 AS COMPARED  TO  FIFTY-TWO  WEEKS ENDED
--------------------------------------------------------------------------------
JANUARY 2, 1999
---------------

         The Company recorded net sales of $197,446,000 for the fifty-two weeks ended January 1, 2000, compared with of $152,867,000 for the fifty-two weeks ended January 2, 1999, a net increase of $44,579,000, or 29.2%. Net sales of the Warren brands were $45,584,000 and $3,260,000 for the fifty-two weeks ended January 1, 2000 and January 2, 1999, respectively, an increase of $42,324,000. This increase resulted from the effect of a full year's operation by the Company vs. two months in the prior year as well as greater demands at the retail level. On a comparable basis, after excluding the effect of the Warren brands, the remaining businesses had an increase in net sales of $2,255,000, or 1.5%, for the fifty-two weeks ended January 1, 2000 as compared to the fifty-two weeks ended January 2, 1999. This increase was due to a 3.7% increase within the Sportswear product line while volume within Leslie Fay Dress product line remained consistent with the prior year.

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

         Selling, warehouse general and administrative expenses were 19.2% and 18.4% of net sales for the fifty-two weeks ended January 1, 2000 and January 2, 1999, respectively. Expenses were up primarily due to the additional operating expenses related to the Warren brands, which have a higher expense ratio than the other operating brands of the Company. The full year effect of increased costs incurred to extend the Company's lease for showroom and office space in New York in 1998 and additional co-operative and direct advertising expenses incurred to promote the Company's product offerings in both the day and evening wear dress markets also generated increased expenses over the prior year.

         Depreciation and amortization expense for the fifty-two weeks ended January 1, 2000 and January 2, 1999 was $1,367,000 and $406,000, respectively, an increase of $961,000. Of this increase, $704,000 resulted primarily from the depreciation generated by the build up of the Company's asset base that was written-off at June 4, 1997 under fresh-start reporting. This increase in depreciation expense is expected to increase during the next three years until the Company completes a full five-year cycle of capital asset acquisition post emergence from bankruptcy. The remaining $257,000 increase resulted from a full year's amortization of the excess of purchase price over net assets acquired for the Warren brands. This excess is being amortized over a fifteen-year life ending in October 2013. The Company realized income of $4,572,000 from amortization of the excess revalued net assets acquired over equity (see Note 2 of Notes to Consolidated Financial Statements) for both the fifty-two weeks ended January 1, 2000 and January 2, 1999.

         The Company's issuance of stock options, which are accounted for under SFAS No. 123, "Accounting for Stock Based Compensation," and the issuance of shares of common stock as partial payment for services rendered by the non-employee members of the Company's Board of Directors generated non-cash stock based compensation expense of $1,380,000 and $1,724,000 for the fifty-two weeks ended January 1, 2000 and January 2, 1999, respectively.

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

(B) LIQUIDITY AND CAPITAL RESOURCES

         In June 1997, the Company obtained financing from the CIT Group/Commercial Services, Inc. ("CIT Credit Agreement"). The CIT Credit Agreement as amended, currently provides a working capital facility commitment of $52,000,000, including a $30,000,000 sublimit on letters of credit. The Company had $9,630,000 committed for letters of credit, no direct borrowings, and a net borrowing availability under its Credit Agreement of $25,701,000 on December 30, 2000. The peak credit line utilization during the fiscal year ended December 30, 2000 was $30,190,000. As of March 23, 2001, there were approximately $3,598,000 in direct borrowings under the revolving line of credit and the Company was utilizing approximately $10,880,000 of the CIT Credit Agreement for letters of credit.

         At December 30, 2000, there were no direct borrowings outstanding under the CIT Credit Agreement and cash and cash equivalents amounted to $8,942,000. Of this amount, $3,450,000 will be used to pay remaining administrative claims as defined in the Plan. Working capital increased $6,900,000, to $44,199,000 at December 30, 2000 from January 1, 2000, primarily related to the sale of the "HUE" trademark discussed previously, the proceeds of which were utilized to pay down borrowings under the Company's credit facility. The primary changes in the components of working capital were: an increase in cash and cash equivalents of $3,476,000; an increase in accounts receivable of $10,925,000; an increase in inventories of $1,592,000; a decrease of $927,000 in prepaid expenses and other current assets and an increase in current liabilities of $8,166,000. The increase in cash and cash equivalents resulted mostly from the increased accounts receivable from new business coupled with the lower comparative investment in inventory at December 30, 2000 versus January 1, 2000. The decrease in prepaid expenses resulted mostly from excess federal and state income taxes paid during the prior year. The increase in current liabilities is predominantly a result of higher accounts payable due to the higher inventory levels at year end.

         At June 4, 1997, approximately $50 million of consolidated net operating losses were available to reduce future taxable income through fiscal year 2011. However, the utilization of such losses is subject to an annual limitation as set forth in Internal Revenue Code Section 382. The maximum amount of net operating losses that may be utilized by the Company in any period is limited to $1,500,000 per year plus the amount of the built in gains recognized during the year that existed at June 4, 1997. As of December 30, 2000, the Company estimates it will have available approximately $16,500,000 of loss carryforwards, after taking into account the limitation discussed above, to utilize through fiscal 2011. A full valuation reserve has been established for the deferred tax asset associated with the net operating loss carryforwards.

         The CIT Credit Agreement is scheduled to expire on June 2, 2004 . Direct borrowings bear interest at prime minus .25% (9.25% at December 30, 2000) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. The CIT Credit Agreement currently provides the following:

o The limit on inventory based collateral is $22,000,000 and will increase by $1,000,000 automatically each fiscal year.

o The Company may pay dividends or repurchase stock as long as the amount paid after August 25, 1999 does not exceed, in the aggregate, the sum of $2,000,000 plus one half of the Company's net income in excess of $1,000,000 on a cumulative basis for the period commencing with the fiscal quarter ending October 2, 1999 and ending with the fiscal quarter preceding the date of the proposed dividend payment or stock repurchase. As of March 23, 2001, approximately $6,381,000 is available to pay dividends or repurchase stock.

o The Company was entitled to issue a five-year term note payable in the amount of $5,000,000 at an interest of prime plus 200 basis points.

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

         Capital expenditures were $1,631,000 for the fifty-two weeks ended December 30, 2000, of which $205,000 relates to capital leases entered into during fiscal 2000. The anticipated capital expenditures of $2,000,000 for the 2001 fiscal year include: approximately $250,000 for the capital requirements of the distribution center; $1,525,000 to improve and up-date various management information systems; and approximately $225,000 for other purposes. The Company believes that its financing arrangements and anticipated level of internally generated funds will be sufficient to finance its capital spending during 2001.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------- -----------------------------------------------------------

         None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         See the Consolidated Financial Statements and Financial Statement Schedule of The Leslie Fay Company, Inc. and Subsidiaries attached hereto and listed on the Index to Consolidated Financial Statements set forth in Item 14 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  -----------------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  --------------------------------------------------

DIRECTORS OF THE COMPANY

                                        Principal Occupation and                                           Director
Name and Age                            Offices with the Company                                          Since
------------                            ------------------------                                          ---------
John J. Pomerantz (67)                  Chairman of the Board of the Company                              1984

John A. Ward (47)                       President and Chief Executive Officer                             1997
                                        of the Company

Vishal K. Mahadevia (28)                Principal of Three Cities Research, Inc.                          2000

Bernard Olsoff  (72)                    Former Chief Executive Officer and President of                   1998
                                        Frederick Atkins, Inc. (1)

Robert L. Sind (67)                     President of Recovery Management                                  1997
                                        Corporation (1)

Thomas G. Weld (38)                     Managing Director of Three Cities Research, Inc.                  1999
                                        (1)

--------------------------------------------------------------------------------
(1) Member of Compensation, Finance and Audit Committees of the Board of Directors.

EXECUTIVE OFFICERS OF THE COMPANY

Name                      Positions with the Company                       Age
----                      --------------------------                       ---

John J. Pomerantz         Chairman of the Board                            67

John A. Ward              President and                                    47
                          Chief Executive Officer

Warren T. Wishart         Senior Vice President-Administration             48
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

         John J. Pomerantz has been the Chief Executive or Chief Operating Officer of the Company and its predecessors since 1971, and has been an executive thereof for over 30 years. Mr. Pomerantz was President of the Leslie Fay business from 1971 until August 1986, when he became Chairman of the Board of Directors of the Company. In April 2000 he relinquished the position of Chief Executive Officer but remains Chairman of the Board of Directors.

         John A. Ward joined the Company in August 1989 as head of the Andrea Gayle division. From July 1991 to June 1993, he was Chairman of the Leslie Fay Sportswear Group. In June 1993, he became Chairman of the combined Leslie Fay Dress and Sportswear lines. He was elected a Senior Vice President of the Company in September 1991, President of the Company in June 1997 and Chief Executive Officer in May 2000. From June 1988 until August 1989, he was Senior Vice President and General Merchandise Manager for Ready-to-Wear, Men's and Boys' at B. Altman & Co. For fifteen years prior thereto, he had been an executive at Filene's.

         Vishal K. Mahadevia is a Principal of Three Cities Research, Inc. which he joined in 1996. Prior to joining TCR, Mr. Mahadevia was a management consultant for two years in the New York offices of McKinsey & Company, where he worked with a range of consumer/industrial companies. He holds a BS in Engineering and a BS in Economics from the University of Pennsylvania. He also serves on the Board of Directors of Morning Sun, Inc. and National Directory Company, an independent publisher of yellow page directories.

         Bernard Olsoff was President and Chief Executive Officer of Frederick Atkins, Inc. ("Atkins"), an international retail merchandising and product development organization for department stores. He joined Atkins as Executive Vice President in 1983 and was named President and Chief Operating Officer in 1987. In January 1994, he became Chief Executive Officer until his retirement in April 1997. Prior to joining Atkins, he was President of May Merchandising Corporation, a subsidiary of May Department Stores Company, from 1971 to 1983 and Vice President and General Merchandise Manager of Associated Merchandising Corporation from August 1955 to August 1971.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, officers, directors and holders of more than 10% of the outstanding shares of the Company's Common Stock are required to file periodic reports of their ownership of, and transactions involving, the Company's Common Stock with the Securities and Exchange Commission. Based solely on its review of copies of such reports received by the Company, the Company believes that its reporting persons have complied with all Section 16 filing requirements applicable to them with respect to the Company's fiscal year ended December 30, 2000, that the following persons did not file an Annual Statement of Changes in Beneficial Ownership on a timely basis: John J. Pomerantz (exercise of an option), Thomas
G. Weld, Bernard Olsoff, H.Whitney Wagner and John Ward (receipt of an option by each).

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

         Summary of Cash and Certain Other Information. The following table shows, for 2000, 1999 and 1998, the compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and the other most highly compensated executive officers of the Company during 2000 (the "Named Officers"). All share, option and exercise and market price information in this
Item 11 has been adjusted to give retroactive effect to a 2 for 1 split of the Company's common stock effective in July 1998.

SUMMARY COMPENSATION TABLE

                                                Annual Compensation               Long Term Compensation
                                                -------------------               ----------------------
                                                                          Other         Securities
Name and Principal Position                                              Annual         Underlying    LTIP            All Other
---------------------------      Year      Salary (1)     Bonus       Compensation     Options (#)    Payouts        Compensation
                                 ----      ----------     -----       ------------     -------------  -----------    ------------
                                 2000    $500,000      $190,000        $76,822 (2)          --            --      $   1,683,387 (3)
John J. Pomerantz                ----
   Chief Executive Officer       1999    $500,000      $440,000            (4)              --            --      $       3,450 (5)
   (through April 2000) and      ----
   Chairman of the Board of      1998    $498,654      $350,000            (4)           117,042          --      $       2,650 (5)
   Directors                     ----
-------------------------------- -------- ------------- -------------- -------------- ------------- ------- ------- ---------------
                                  2000    $479,808      $190,000            (4)          100,000              --    $      3,650 (5)
John A. Ward                      ----
   Chief Executive Officer        1999    $450,000      $350,000            (4)             --                --    $      3,450 (5)
   (from May 2000) and            ----
   President                      1998    $449,039      $280,000            (4)           91,440              --    $      2,650 (5)
                                  ----
-------------------------------- -------- ------------- -------------- -------------- ------------- ------- ------- ---------------
                                  2000    $374,423      $140,000            (4)            --                 --    $  628,438 (7)
Dominick Felicetti                ----
  Senior Vice President           1999    $350,000      $285,000            (4)            --                 --    $      3,450 (5)
  Manufacturing and               ----
  Sourcing(6)                     1998    $349,519      $230,000            (4)          78,638               --    $      2,650 (5)
                                  ----
-------------------------------- -------- ------------- -------------- -------------- ------------- ------- ------- ---------------
                                  2000    $249,423      $125,000        $41,174 (8)        --                 --    $  106,904 (9)
Warren T. Wishart                 ----
  Senior Vice President-          1999    $225,000      $250,000            (4)            --                 --    $      3,450 (5)
  Administration and              ----
  Finance, Chief                  1998    $224,519      $200,000            (4)          78,638               --    $      2,650 (5)
  Financial Officer and           ----
  Treasurer
-------------------------------- -------- ------------- -------------- -------------- ------------- ------- ------- ---------------

(1) 2000, 1999 and 1998 were 52 week years. Amounts represent salaries paid during the above calendar years.

(2) For 2000, consists of $32,536 for a Company provided vehicle, $6,786 for group life insurance, and a special bonus payment of $37,500.

(3)      For  2000,   consists  of  $3,650   contributed  as  Company   matching
         contribution under the Company's 401(k) saving plan and a signing bonus of $1,679,737.

(4) Perquisites and other personal benefits did not exceed the lesser or $50,000 or 10% of reported annual salary and bonuses for the Named Officer.

(5) Consists of amounts contributed as Company matching contribution for such Named Officer under the Company's 401(k) savings plan for such year.

(6) Mr. Felicetti ceased to be an employee of the Company effective January 4, 2001.

(7)      For  2000,   consists  of  $3,650   contributed  as  Company   matching
         contribution under the Company's 401(k) saving plan and a severance payment of $624,788.

(8) For 2000, consists of $19,924 for a Company provided vehicle and a special bonus payment of $21,250.

(9)      For  2000,   consists  of  $3,650   contributed  as  Company   matching
         contribution under the Company's 401(k) saving plan and a signing bonus of $103,254.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information with respect to stock options granted to the Named Officers during fiscal 2000:

                     Individual Grants
--------------------------------------------------------------------------------------------------------------------
                                       % of Total
                        Number of        Options                             Potential Realizable Value at Assumed
                        Securities     Granted to                                 Annual Rates of Stock Price
                        Underlying      Employees                                Appreciation for Option Term
                         Options     In Fiscal       Exercise   Expiration   ----------------------------------------
        Name             Granted         Year        Price (1)   Date (2)     0%         5%           10%
---------------------------------------------------------------------------------------------------------------------
John A. Ward           100,000       65.4%          $2.75      12/29/2010   $0.00      $152,000     $373,000
---------------------------------------------------------------------------------------------------------------------

(1)      The market price per share as of the grant date was $2.75

(2)      Immediately exercisable in full.

         No other Named Officer received stock options during fiscal 2000.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END VALUE TABLE

                  The following table sets forth information with respect to the Named Officers concerning the exercise of options during 2000 and unexercised options held as of the end of such year. The average bid and asked price of a share of Common Stock of the Company on the close of business on December 29, 2000 (the last trade day prior to December 30, 2000) was $2.75.

                                                                Number of Securities          Value of Unexercised
                                  Shares                        Underlying Unexercised        In-the-Money Options
                                  Acquired         Value        Options at Fiscal Year-End    at Fiscal Year-End
Name                              On Exercise      Realized     Exercisable/Unexercisable     Exercisable/Unexercisable (1)
----                              ------------     --------     -------------------------     --------------------------
John J. Pomerantz                 380,798          $179,737     0/0                           $ 0/0
--------------------------------- ---------------- ------------ ----------------------------- ---------------------------------

John A. Ward                      None             None          331,560/0                    $ 0/0
--------------------------------- ---------------- ------------ ----------------------------- ---------------------------------

Dominick Felicetti                None             None          218,758/0                    $ 0/0
--------------------------------- ---------------- ------------ ----------------------------- ---------------------------------

Warren T. Wishart                 218,758          $103,254      0/0                          $ 0/0
--------------------------------- ---------------- ------------ ----------------------------- ---------------------------------

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

EMPLOYMENT CONTRACTS AND SEVERANCE AGREEMENTS

         The Company has an employment agreement with John J. Pomerantz expiring on December 31, 2005, pursuant to which he is employed as Chairman of the Board at a base salary of $500,000 per annum plus a bonus of $150,000 per annum for the years 2001 and 2002 and $410,000 per annum for the years 2003, 2004 and 2005.

         The Company also has an employment agreement with John A. Ward expiring on December 31, 2005, pursuant to which he is employed as President and Chief Executive Officer of the Company at a base salary of $500,000 per annum.

         The Company also has an employment agreement with Warren T. Wishart expiring on December 31, 2005, pursuant to which he is employed as Senior Vice President--Administration and Finance, Chief Financial Officer and Treasurer at a base salary of $250,000 per annum plus a bonus of $85,000 per annum for the years 2001 and 2002 and $235,000 per annum for the years 2003, 2004 and 2005.

         In addition, these employment agreements provide for a shared bonus pool payable to the senior managers of the Company in the amount of EBITAB less 20% of the average monthly RONA Net Assets times 25%. The terms EBITAB and RONA Net Assets are defined in the employment agreements.

         The employment agreements also provide for certain benefits including an automobile allowance and severance payments of up to one year's salary and bonus (up to two years in the case of Mr. Pomerantz) upon termination of such agreements under certain circumstances.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors is charged with determining the compensation of officers. During 2000, the Compensation Committee consisted of H. Whitney Wagner (from June 29, 1999 through November 9,
2000), Robert L. Sind (from June 29, 1999), Bernard Olsoff (from June 29, 1999), and Thomas Weld (from September 21, 2000).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  --------------------------------------------------------------

         (a) The following table sets forth certain information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of March 23, 2001. To the knowledge of the Company, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted.

                                                               Number of Shares         Percentage of Ownership of
        Names and Address of Beneficial Owners               Beneficially Owned                 Common Stock
------------------------------------------------------- ------------------------------- -----------------------------
Three Cities Research, Inc.                                     3,660,764 (1)                        64.4%
650 Madison Avenue
New York, New York 10022

John J. Pomerantz                                               3,660,764 (2)                        64.4%
c/o The Leslie Fay Company, Inc.
1412 Broadway
New York, New York   10018


Constable Asset Management, Ltd.                                   441,407 (3)                          7.8%
Constable Partners, L.P.
5 Radnor Corp. Center
100 Matsonford Rd.
Suite 520
Radnor, Pennsylvania  19087

------------------------------------------------------- ------------------------------- -----------------------------

(1) Includes 1,215,081 and 2,054,885 shares of Common Stock directly owned by Three Cities Fund II, L.P. ("Fund II") and Three Cities Offshore II, C.V. ("Offshore II"), respectively. Pursuant to Rule 13d-5 under the Securities Exchange Act of 1934, as amended, Fund II and Offshore II may each be considered the beneficial owner of 3,660,764 shares of Common Stock. TCR Associates, L.P. ("TCR Associates") is the sole general partner of Fund II and may be deemed the beneficial owner of all of the shares beneficially owned by Fund II. Three Cities Research, Inc. ("TCR") is the sole general partner of TCR Associates and is the investment advisor to Fund II and Offshore II. Pursuant to a management agreement, TCR has voting and dispositive power over all of the shares of Common Stock beneficially owned by Fund II and Offshore II and may be deemed the beneficial owner of all of such shares. TCR Offshore Associates ("TCR Offshore") is the sole general partner of Offshore II and may be deemed the beneficial owner of all of the shares of Common stock beneficially owned by Offshore II. Three Cities Associates, N.V. ("TCA, N.V.") is the sole general partner of TCR Offshore and may be deemed the beneficial owner of all of the shares of Common Stock beneficially owned by TCR Offshore. J. William Uhrig is the sole stockholder, President and sole director of TCA, N.V. and, pursuant to Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as amended, may be deemed the beneficial owner of all of the shares beneficially owned by TCA, N.V. The information provided above was obtained from Amendment No. 1 to a Schedule 13D filed with the Securities and Exchange Commission on August 30, 1999. Also includes 390,798 shares of Common Stock beneficially owned by John J. Pomerantz, as described in note (2) below.

(2) Includes 3,269,966 shares beneficially owned by The Three Cities Funds. Mr. Pomerantz has entered into a letter agreement dated July 26, 1999 with Fund II and Offshore II containing certain agreements as to the election of directors of the Company.

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

(b) The following table sets forth certain information as of March 23, 2001 with respect to the beneficial ownership of the Company's Common Stock by each director, each of the Named Officers and by all directors and executive officers of the Company as a group. To the knowledge of the Company, each of such persons has sole voting and investment power as to the shares shown unless otherwise noted.

                                                                                          Percentage of
                                                           Number of Shares               Ownership of
Name and Address of Beneficial Owners                      Beneficially Owned             Common Stock
-------------------------------------                      ------------------             ------------
John J. Pomerantz                                              3,660,764(1)                     64.4%

John A. Ward                                                     331,560(2)                      5.5%

Dominick Felicetti                                               220,758(3)                      3.7%

Warren T. Wishart                                                218,758                         3.9%

Robert L. Sind                                                    26,000(4)                        (7)

Bernard Olsoff                                                    16,000(5)                        (7)

Vishal Mahadevia                                                  10,000(5)                        (7)

Thomas G. Weld                                                    14,000(5)                        (7)

Officers and Directors as a group                              4,277,082(6)                      70.6%

------------------------------------------------------- ------------------------------- -----------------------------

(1) Includes 3,269,966 shares beneficially owned by The Three Cities Funds. Mr. Pomerantz has entered into a letter agreement dated July 26, 1999 with Fund II and Offshore II containing certain agreements as to the election of directors of the Company.

(2) Consists of shares of Common Stock issuable upon exercise of presently exercisable stock options.

(3) Includes 218,758 shares of Common Stock issuable upon exercise of presently exercisable stock options.

(4) Includes 20,000 shares of Common Stock issuable upon exercise of presently exercisable stock options.

(5) Includes 10,000 shares of Common Stock issuable upon exercise of presently exercisable stock options.

(6) Includes 381,560 shares of Common Stock issuable upon exercise of presently exercisable stock options and 3,269,966 shares beneficially owned by Three Cities as to which Mr. Pomerantz shares certain voting rights as to the election of directors.

(7)      Less than 1% of the outstanding shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  ----------------------------------------------

         Reference is made to "Proposal to Acquire Outstanding Shares" for a discussion of the transaction with The Three Cities Funds.

         On September 22, 2000, John J. Pomerantz and Warren T. Wishart respectively borrowed $1,176,665.22 and $675,962.22 from the Company, which amounts they utilized to exercise stock options for 380,798 shares and 218,758 shares of Common Stock, respectively. The loans bear interest at the rate of 6.22% per annum, and are payable in 2007. The Company has recourse against Messrs. Pomerantz and Wishart for 33-1/3% of the original principal amount of their loans; payment of the balance of the loans is secured by, with recourse solely to, the shares acquired on exercise of such stock options.

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

         (b)      Reports on Form 8-K:

                  Since the end of the third quarter of 2000, the Company has not filed any Current Reports on Form 8-K.

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

         Consolidated Statements of Operations                                          F - 4

         Consolidated Statements of Stockholders' Equity                                F - 5

         Consolidated Statements of Cash Flows                                          F - 6

         Notes to Consolidated Financial Statements                                     F - 7

Financial Statement Schedule:

         Schedule II-Valuation and Qualifying Accounts                                  F-23

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Stockholders and Board of Directors of The Leslie Fay Company, Inc.:

         We have audited the accompanying consolidated balance sheets of The Leslie Fay Company, Inc. (a Delaware corporation) and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-two weeks ended December 30, 2000, January 1, 2000, and January 2, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Leslie Fay Company, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the fifty-two weeks ended December 30, 2000, January 1, 2000, and January 2, 1999, in conformity with accounting principles generally accepted in the United States.

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

                                                          /s/Arthur Andersen LLP
                                                             Arthur Andersen LLP

New York, New York
February 26, 2001 (except with respect
to matter discussed in Note 15 as to which the date is March 26, 2001)

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              DECEMBER 30,            JANUARY 1,
                                ASSETS                                            2000                   2000
Current Assets:
    Cash and cash equivalents.......................................                  $5,492                $ 2,034
    Restricted cash and cash equivalents............................                   3,450                  3,432
    Accounts receivable- net of allowances for possible losses of
       $7,585 and $5,468, respectively..............................                  27,877                 16,952
    Inventories.....................................................                  35,818                 34,226
    Prepaid expenses and other current assets.......................                   1,775                  2,702
                                                                           -----------------      -----------------
       Total Current Assets.........................................                  74,412                 59,346
    Property, plant and equipment, at cost, net of accumulated
       depreciation of $3,126 and $1,535, respectively..............                   3,625                  3,695
    Excess of purchase price over net assets acquired, net of
       accumulated amortization of $980 and $357, respectively......                   5,680                  4,330
    Deferred charges and other assets...............................                   3,985                  1,629
                                                                           -----------------      -----------------
    Total Assets....................................................                 $87,702                $69,000
                                                                           =================      =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Short term debt.................................................                 $ 1,000                $ 1,000
    Accounts payable................................................                  15,648                  9,454
    Accrued expenses and other current liabilities..................                  10,024                  8,121
    Accrued expenses and other current confirmation liabilities.....                   3,450                  3,432
    Current portion of capitalized leases...........................                      91                     40
                                                                           -----------------      -----------------
       Total Current Liabilities....................................                  30,213                 22,047

    Long term note payable..........................................                   3,000                  4,000

    Excess of  revalued  net assets  acquired  over  equity  under fresh -
       start reporting, net of accumulated amortization of $13,708
       and $11,811, respectively....................................                       -                  1,897
    Long-term debt-capitalized leases...............................                     126                     52
    Deferred liabilities............................................                   1,135                    863
                                                                           -----------------      -----------------
    Total Liabilities...............................................                  34,474                 28,859
                                                                           -----------------      -----------------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.01 par value; 500 shares authorized, no
     shares issued and outstanding...................................                     --                     --
Common stock, $.01 par value; 20,000 shares authorized,
     7,498 and 6,870 shares issued, respectively.....................                     75                     69
 Capital in excess of par value.....................................                  38,451                 31,212
 Notes receivable from stock sale...................................                 (1,853)                      -
  Retained earnings.................................................                  28,178                 20,483
                                                                           -----------------      -----------------
    Subtotal........................................................                  64,851                 51,764
 Treasury stock, at cost; 1,817 shares..............................                (11,623)               (11,623)
                                                                           -----------------      -----------------
    Total Stockholders' Equity......................................                  53,228                 40,141
                                                                           -----------------      -----------------
 Total Liabilities and Stockholders' Equity.........................                 $87,702                $69,000
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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   FIFTY-TWO            FIFTY-TWO            FIFTY-TWO
                                                                  WEEKS ENDED          WEEKS ENDED          WEEKS ENDED
                                                                 DECEMBER  30,          JANUARY 1,           JANUARY 2,
                                                                      2000                 2000                 1999
Net Sales..............................................              $212,714            $197,446              $152,867

Cost of Sales..........................................               165,372             148,690               115,547
                                                                  -----------         -----------           -----------
   Gross profit........................................                47,342              48,756                37,320
                                                                  -----------         -----------           -----------
Operating Expenses:

      Selling, warehouse, general and
         Administrative expenses.......................                43,370              37,940                28,076

   Non-cash stock based compensation...................                   963               1,380                 1,724

   Depreciation and amortization expense...............                 2,152               1,367                   406
                                                                  -----------         -----------           -----------
       Total operating expenses........................                46,485              40,687                30,206

   Other (income)......................................               (1,245)             (1,498)               (1,334)

   Amortization of excess revalued net assets acquired
       over equity.....................................               (1,898)             (4,572)               (4,572)

   Total operating expenses, net.......................                43,342              34,617                24,300

                                                                        4,000              14,139                13,020
   Operating income....................................

Interest and Financing Costs...........................                 2,958               2,258                   950

 Other (Income) Expenses...............................               (10,800)                911                    --
                                                                  -----------         -----------           -----------

   Income before provision for income taxes............                11,842              10,970                12,070

Provision  for taxes...................................                 4,147               2,654                 3,212
                                                                  -----------         -----------           -----------

   Net Income .........................................                $7,695              $8,316                $8,858
                                                                  ===========         ===========           ============

   Net Income  per Share - Basic.......................                 $1.47               $1.46                 $1.35
                                                                  ===========         ===========           ============
                         - Diluted.............                         $1.44               $1.39                 $1.31
                                                                  ===========         ===========           ============
Weighted Average Shares Outstanding -Basic.............             5,238,236           5,688,347             6,553,637
                                                                  ===========         ===========           ============
                                    -Diluted...........             5,362,298           5,967,711             6,777,614
                                                                  ===========         ===========           ============

         The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                        CAPITAL IN        NOTES
                                                     COMMON STOCK        EXCESS OF      RECEIVABLE     RETAINED
                                                  SHARES   PAR VALUE     PAR VALUE    FROM STOCK SALE  EARNINGS

BALANCE AT JANUARY 3, 1998                          6,800     $68        $25,837                        $3,309

   Net Income                                          --      --             --                         8,858

   New Stock Issuance                                  58       1            231                            --

   Treasury Stock Repurchase                           --      --             --                            --

   Use of Pre-Consummation Deferred Taxes              --      --          1,084                            --

   SFAS No. 123 - Stock Option Compensation            --      --          1,672                            --

                                               --------   ----------  --------- -----------  ------------------

BALANCE AT JANUARY 2,1999                           6,858     $69        $28,824                       $12,167

   Net Income                                          --      --             --                         8,316

   New Stock Issuance                                  12      --            82                            --

   Treasury Stock Repurchase                           --      --            --                            --

   Use of Pre-Consummation Deferred Taxes              --      --           997                            --

   SFAS No. 123 - Stock Option Compensation            --      --         1,309                            --
                                               --------   ----------  --------- -----------  ------------------

BALANCE AT JANUARY 1, 2000                          6,870     $69      $31,212                         $20,483
                                               ========   ==========  ========= ===========  ========= ========


   Net Income                                          --      --           --                  --       7,695

   New Stock Issuance                                 628       6        1,938               (1,853)        --

   Use of Pre-Consummation Deferred Taxes              --      --        4,367                   --         --

   SFAS No. 123 - Stock Option Compensation            --      --          934                   --         --
                                               --------   ----------  --------- -----------  ------------------
BALANCE AT DECEMBER 30, 2000                        7,498      $75     $38,451               (1,853)   $28,178
                                               ========   ==========  ========= =========== ========== ========

                                                                                       ACCUMULATED
                                                                                          OTHER          TOTAL          TOTAL
                                                                     TREASURY STOCK    COMPREHENSIVE  STOCKHOLDERS'  COMPREHENSIVE
                                                                   SHARES      AMOUNT    INCOME          EQUITY         INCOME
                                                                 ------------------------------------------------------------------
BALANCE AT JANUARY 3, 1998
                                                                       --        $ --            $ --       $29,214
   Net Income
                                                                       --          --              --         8,858         $8,858
   New Stock Issuance
                                                                       --          --              --           232
   Treasury Stock Repurchase
                                                                      817     (4,623)              --       (4,623)
   Use of Pre-Consummation Deferred Taxes
                                                                       --          --              --         1,084
   SFAS No. 123 - Stock Option Compensation
                                                                       --          --              --         1,672

BALANCE AT JANUARY 2,1999                                             817    ($4,623)            $ --       $36,437

   Net Income                                                          --          --              --         8,316         $8,316

   New Stock Issuance                                                  --          --              --            82

   Treasury Stock Repurchase                                        1,000     (7,000)              --       (7,000)

   Use of Pre-Consummation Deferred Taxes                              --          --              --           997

   SFAS No. 123 - Stock Option Compensation                            --          --              --         1,309

BALANCE AT JANUARY 1, 2000                                          1,817    ($11,623            $ --       $40,141
                                                                 =======================================================
   Net Income                                                          --          --              --         7,695          $7,695
                                                                                                                                   =
   New Stock Issuance                                                  --          --              --            91

   Use of Pre-Consummation Deferred Taxes                              --          --              --         4,367

   SFAS No. 123 - Stock Option Compensation                            --          --              --           934

BALANCE AT DECEMBER 30, 2000                                     -------------------- -----------

                                                                    1,817    ($11,623            $ --       $50,594                -


   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    FIFTY-TWO            FIFTY-TWO          FIFTY-TWO
                                                                    WEEKS ENDE          WEEKS ENDED        WEEKS ENDED
                                                                    DECEMBER 30,         JANUARY 1,         JANUARY 2,
                                                                       2000                2000               1999
                                                                --------------        --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................            $7,695                $8,316             $8,858
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization.........................             2,324                 1,433                445
     Amortization of excess net assets acquired over equity            (1,898)               (4,572)            (4,572)
     Provision for possible losses on accounts receivable..                (2)                   --                (22)
     Provision for stock based compensation and stock
     option  grants........................................               963                 1,380              1,724
     Changes in assets and liabilities, net of impact of
     acquisition:
       Restricted short-term investments...................                --                    --              2,989
       Accounts receivable.................................           (10,437)                 (780)            (8,155)
       Inventories.........................................               946                 4,401           (10,354)
       Prepaid expenses and other current assets...........               934                (1,769)             (148)
       Deferred charges and other assets...................            (2,324)               (1,078)              (402)
       Accounts payable, accrued expenses and other current
          liabilities......................................             7,120                (1,480)               705

       Deferred liabilities................................               272                   386                334
       Use of pre-consummation deferred taxes..............             4,367                   997              1,084
                                                               --------------        --------------     -------------
         Total adjustments.................................             2,265                (1,082)           (16,372)
                                                               --------------        --------------     -------------
         Net cash provided by used in operating activities.             9,960                 7,234             (7,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures....................................           (1,426)                (1,965)            (2,331)
   Net cash paid for acquisitions..........................           (4,064)                   (97)            (1,250)
   Merger costs............................................                --                  (874)                --
                                                               --------------        --------------     -------------
         Net cash used in investing activities.............           (5,490)                (2,936)            (3,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings ...............................           100,478                65,851              1,162
   Repayment of borrowings ................................         (100,478)               (66,179)                --
   Proceeds from notes payable ............................                --                 5,000                 --
   Repayment of  notes payable ............................           (1,000)                  (834)                --
   Treasury stock repurchase...............................                --                (7,000)            (4,623)
   Proceeds from new stock issuance and options exercised..                68                    --                180
   Repayment of  capital lease obligations ................              (80)                   (48)              (144)
   Proceeds (payments) of obligations under Plan
   of Reorganization, net.................................               18                    165              (1,080)
                                                               --------------        --------------     -------------
             Net cash used in financing activities.........             (994)                (3,045)            (4,505)
                                                               --------------        --------------     -------------
   Net  increase (decrease) in cash and cash equivalents...             3,476                 1,253            (15,600)

   Cash and cash equivalents, at beginning of period.......             5,466                 4,213             19,813
                                                               ==============        ==============     =============

   Cash and cash equivalents, at end of period.............            $8,942                $5,466             $4,213
                                                               ==============        ==============     =============

        The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND ORGANIZATION:

         The consolidated financial statements included herein have been prepared by The Leslie Fay Company, Inc. and subsidiaries (the "Company"), in accordance with accounting principles generally accepted in the United States. The Company's fiscal year ends on the Saturday closest to December 31st. The fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999 each included 52 weeks.

         In April 1993, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code. In October 1995, a Joint Plan of Reorganization (as subsequently amended, the "Plan") was filed by the Company, which was later confirmed by the Bankruptcy Court in April 1997. On June 4, 1997, the Plan was consummated by the Company by 1) transferring the equity interest in both the Company and Sassco Fashions, Ltd. to its creditors for relief from claims, 2) assigning to certain creditors the ownership rights to notes, and 3) transferring the assets and liabilities of the Company's Sassco Fashion product line of Sassco Fashions, Ltd. The Company retained approximately $41,080,000 in cash, of which a cumulative amount of approximately $37,630,000 has been used to pay administrative claims as detailed in the Plan.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A)  BUSINESS -

         The Company is principally engaged in the design, arranging for the manufacture and sale of diversified lines of women's apparel. The Company's products focus on career, social occasion and evening clothing. The Company currently operates in one line of business - women's apparel. The operations of the Company are directed principally by the Chief Executive Officer, with the consensus of the management team and Board of Directors. The Company utilizes a common support platform for the management of its operations, consisting of uniform distribution, inventory, management strategies and marketing approaches, as well as a shared financial and accounting organization and universal information systems. The majority of the business is domestic in nature with minimal sales in Canada and the United Kingdom.

(B)  PRINCIPLES OF CONSOLIDATION -

         The  consolidated  financial  statements  include  the  accounts of the
Company  and  its  subsidiaries.   All  significant  intercompany  balances  and
transactions have been eliminated in consolidation.

(C)  CASH EQUIVALENTS AND SHORT TERM INVESTMENTS -

         All highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents. The carrying amount of cash equivalents approximates fair value. At December 30, 2000, $3,450,000 of restricted cash, included within cash equivalents on the consolidated statement of cash flows, will be used to pay administrative claims as defined in the Plan.

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

 (F) EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED -

         At December 30, 2000 the excess of purchase price over net assets acquired net of accumulated amortization amounted to $5,680,000. The asset is being amortized on a straight-line basis over periods ranging from five to fifteen years. The Company incorporated these assets acquired into the Dress and Sportswear Product Lines.

         The Company reviews its goodwill on a periodic basis to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results to the extent that carrying value exceeds fair value. The Company does not believe that any impairment exists in the recoverability of its net assets as of the fiscal year end.

(G) EXCESS OF REVALUED NET ASSETS ACQUIRED OVER EQUITY UNDER FRESH-START REPORTING -

         Upon consummation of the Plan, the Company revalued its assets and liabilities in accordance with fresh-start accounting. The revalued net assets under fresh-start accounting exceeded the equity value of the Company by $13,708,000. This negative goodwill amount was amortized over a three-year period, which ended in May 2000.

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

         For the years ended December 30, 2000, January 1, 2000 and January 2, 1999, the basic weighted average common shares outstanding was 5,238,236, 5,688,347 and 6,553,637, respectively. The weighted average shares outstanding assuming dilution was 5,362,298, 5,967,711 and 6,777,614 as of December 30, 2000, January 1, 2000 and January 2, 1999, respectively. The differences of 124,062, 279,364 and 223,977, respectively, relate to incremental shares issuable relating to dilutive stock options calculated using the treasury stock method.

(J) PRIOR YEARS' RECLASSIFICATION -

         Certain  items  previously   reported  in  specific   captions  in  the
accompanying consolidated fniancial statements have been reclassified to conform with the current year's presentation.

(K) USE OF ESTIMATES -

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

3.       ACQUISITIONS AND LICENSE AGREEMENTS:

         On October 27, 1998, the Company purchased certain assets of The Warren Apparel Group Ltd. ("Warren"). Warren was a privately owned wholesaler of women's career, social occasion and evening dresses sold in department and specialty stores nationwide primarily under the "David Warren", "DW3", "Warren Petites", "Reggio" and "Rimini" brands. These brands were merged into the Company's Dress Product Line. The Company received all rights and ownership of the trademarks related to the brand names listed above as part of the transaction. This transaction generated an excess of purchase price over net assets acquired of $4,687,000, which is being amortized over a fifteen-year period.

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

         The purchase price was comprised of payments of $1,587,000; assumed liabilities of $2,192,000; acquisition and integration costs of $1,880,000 less the value of assets acquired of $972,000.

         On February 15, 2000, the Company entered into a license agreement with the licensing subsidiary of Liz Claiborne, Inc. ("Liz Claiborne") to manufacture dresses and suits under the Liz Claiborne and Elisabeth trademarks. The Company also purchased the dress finished goods and raw materials inventory of Liz Claiborne and agreed to honor related manufacturing commitments that had been made by Liz Claiborne as of February 15, 2000. Beginning with the Holiday 2000 season that shipped in October 2000, the Company designed and arranged for the manufacture of Liz Claiborne and Elisabeth dresses. Liz Claiborne and Elisabeth dresses are sold in department and specialty stores throughout the United States and, to a much lesser extent, in Canada, Mexico and other parts of the world.

         The agreements with Liz Claiborne provide that the Company will pay royalties including guaranteed minimum average annual royalty payments of up to approximately $2,000,000 per year throughout the five-year initial term of the agreement, or, if sales exceed the minimum defined in the royalty agreement, 6% of the net sales of Liz Claiborne and Elisabeth dresses and suits. The Company also reimbursed Liz Claiborne for certain operating costs on a transitional basis.

         This transaction generated intangible assets of approximately $940,000, consisting primarily of pre-transaction customer claims and settlements assumed from Liz Claiborne, amounting to $900,000 and transaction costs of $40,000, which the Company is amortizing over the initial five-year period of the agreement ending February 2005. The operating results of Liz Claiborne dresses have been included in the Company's consolidated financial statements since the date of the acquisition. Net Sales from the date of the transaction through December 30, 2000 were approximately $24,823,000.

         On May 9, 2000, the Company purchased substantially all the assets of Cynthia Steffe, Inc. Cynthia Steffe also licensed her trade names to the Company in perpetuity (subject to certain rights of termination). Cynthia Cynthia Steffe and private label contemporary and designer sportswear is marketed to both department and specialty stores. These brands were merged into the Company's
Sportswear Product Line. This transaction generated intangible assets of $1,033,000, which the Company is amortizing over fifteen years.

         The Cynthia Steffe, Inc. acquisition has been accounted for as a purchase, and, accordingly, the operating results of Cynthia Steffe have been included in the Company's consolidated financial statements since the date of acquisition. Net sales from the date of acquisition through December 30, 2000 were approximately $2,967,000.

The purchase price allocation as of December 30, 2000 is as follows:

                                                                (In thousands)

Payment for purchase of the Cynthia Steffe, Inc. assets:

     Net cash paid for acquisition                                 1,611
     Acquisition, integration and other costs                        126
     Fair value of assets acquired, primarily accounts
     receivable and inventory                                       (704)
                                                                   -----

     Excess of Purchase Price over Assets acquired                $1,033

--------------------------------------------------------------------------------

4.   INVENTORIES:

         Inventories consist of the following:
                                                                  December 30,            January 1,
                                                                      2000                   2000
                                                                  ------------            ----------
  (In thousands)
  Raw materials                                                      $15,032                $14,338
  Work in process                                                      1,561                  3,654
  Finished goods                                                      19,225                 16,234
                                                                     -------                -------
     Total inventories                                               $35,818                $34,226
                                                                     =======                =======

5.   PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following:

                                                           December 30,         January 1,           Estimated
                                                               2000                2000             Useful Life
                                                           ------------        -----------        --------------
  (In thousands)
  Machinery, equipment and fixtures                                $5,316            $4,287        5 - 10 years
  Building and leasehold improvements                               1,428               682          Various
  Construction in progress                                              7               261          N/A
                                                                 --------          --------
     Property, plant and equipment, at cost                         6,751             5,230
  Less: Accumulated depreciation
     and amortization                                              (3,126)           (1,535)
                                                                 --------          --------
   Total property, plant and equipment, net                      $  3,625          $  3,695
                                                                 ========          ========

6.   DEBT:

(A) CIT CREDIT AGREEMENT -

         The Company has a financing agreement (the "CIT Credit Agreement") with CIT, which expires June 2, 2004, to provide direct borrowings and to issue letters of credit on the Company's behalf. Direct borrowings bear interest at prime minus .25% (9.25% at December 30, 2000) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. The Company had borrowing availability under the CIT Credit Agreement of $25,701,000 on December 30, 2000 and the peak credit line utilization during the fifty-two weeks ended December 30, 2000 was $30,190,000, which consisted of direct borrowings of $22,125,000 and unexpired letters of credit of $8,065,000. There were no direct borrowings outstanding under the CIT Credit Agreement and approximately $9,630,000 was committed under unexpired letters of credit as of December 30, 2000.

         The CIT Credit Agreement has been modified six times through August 14, 2000, to adjust for changes relating to the Company's consolidated balance sheet as it exited from bankruptcy, reflecting associated "fresh start" accounting adjustments, increasing the level of capital expenditures to support the Company's growth, allowing the Warren and Cynthia Steffe acquisitions as well as the Liz Claiborne Licensing Agreement, permitting the Company's stock buy-back program, extending the CIT Credit Agreement and increasing the Company's credit line, reducing borrowing costs, and allowing the early termination of the CIT Credit Agreement at the option of the Company. Key modifications include:

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

|X| The Company is authorized to make a loan to the principals of Cynthia Steffe, Inc. not to exceed $1,000,000 with principal and interest due May 10, 2010. The loan balance on December 30, 2000 was $983,000.

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

 (B) LONG-TERM NOTES PAYABLE -

         The Company borrowed $5,000,000 and issued a term note payable to CIT (to partially fund the Company's common stock repurchase on August 25, 1999). The note bears interest at prime plus 200 basis points (11.50% as of December 30, 2000). The note matures on June 5, 2004 and the principal is to be paid on a sixty-month straight-line amortization schedule with the balance of the note due at maturity. Interest on the outstanding principal is due and payable monthly.

7.   INCOME TAXES:

         For the fifty-two weeks ended December 30, 2000, January 1, 2000 and January 2, 1999 the Company recognized the following tax provision (benefit):

      (In thousands)                        Fifty-Two            Fifty-Two             Fifty-Two
                                           Weeks Ended          Weeks Ended        Weeks Ended
                                          December 30,           January 1,        January 2,
                                              2000                  2000               1999
                                        ----------------      ----------------     ----------
Current:
             Federal                         $ 1,690               $ 3,046             $ 1,851
             State                               746                   216                 733
                                            --------               -------              -------
                                               2,436                 3,262               2,584
                                            --------               -------              -------
Deferred:
             Federal                          (2,296)              ( 1,469)              ( 334)
             State                              (360)                ( 136)              ( 122)
                                            --------               -------              -------
                                              (2,656)              ( 1,605)              ( 456)
                                            --------               -------              -------
Deferred Non-Cash
Pre-Emergence Tax Provision:

             Federal                          3,583                    374                 675
             State                              784                    623                 409
                                            --------               -------              -------
                                              4,367                    997               1,084
                                            --------               -------              -------

Income tax provision                        $ 4,147                $ 2,654             $ 3,212
                                            ========               =======             =======

         As a consequence of the adoption of fresh-start reporting and SFAS No. 109, "Accounting for Income Taxes" any tax benefits realized after the consummation date of the Plan pertaining to pre-consummation temporary differences, as well as for the pre-consummation net operating loss carryforwards, are reported as additions to paid-in capital rather than as reductions in the tax provision.

         The reconciliation between the Company's effective income tax rate and the statutory Federal income tax rate is as follows:

                                            Fifty-Two            Fifty-Two             Fifty-Two
                                           Weeks Ended          Weeks Ended           Weeks Ended
                                          December 30,           January 1,           January 2,
                                               2000                 2000                 1999
                                         ---------------      ---------------      ----------
Effective Tax Rate                             35.0%                 24.2%                26.6%

Net state tax                                 ( 6.5%)               ( 4.2%)              ( 5.6%)
Intangibles                                     5.5 %                14.2%                12.9%
Other                                         (  __ %               ( 0.2%)                0.1%
                                             -------               -------               ------

Federal statutory rate                         34.0%                 34.0%                34.0%
                                             =======               =======               ======

         The amounts comprising the temporary differences, characterized by the difference between financial statement carrying values and the tax basis of balance sheet elements, at the end of the respective periods are as follows:

                                                 December 30,         January 1,
                                                       2000               2000
                                               ------------------ ------------------
           (In thousands)
Customer reserves and allowances                        $ 12,580             $ 7,881
Depreciation                                              14,239              14,699
Inventory                                                  5,535               5,417
Worker's compensation
   insurance                                                 159                 133
Vacation pay accrual                                         864                 724
Other                                                      6,708               4,892
                                                         -------             -------
Total temporary differences                              $40,085             $33,746
                                                         =======             =======

Tax effect of temporary differences                     $ 16,154            $ 13,498

Valuation allowance                                      (13,629)            (12,314)
                                                         -------             -------
Deferred tax assets recognized                          $  2,525            $  1,184
                                                         =======             =======

         At June 4, 1997, approximately $50 million of consolidated net operating losses ("NOL") were available to reduce future taxable income through fiscal year 2011. However, the utilization of such losses is subject to an annual limitation as set forth in Internal Revenue Code Section 382. The maximum amount of net operating losses that may be utilized by the Company in any period is limited to $1,500,000 per year plus the amount of the built in gains recognized during the year that existed at June 4, 1997. As of December 30, 2000, the NOL available to the Company, after taking into account the aforementioned limitation, is $16.5 million and these losses are utilizable through 2011, subject to the annual limitations. A full valuation allowance has been established for the deferred tax asset associated with the net operating loss carryforwards, and pre-emergence temporary differences which is in addition to the valuation allowance disclosed in the above table.

8.   COMMITMENTS AND CONTINGENCIES:

(A)  LEASES -

         The Company rents real and personal property under leases expiring at various dates through 2008. Certain of the leases stipulate payment of real estate taxes and other occupancy expenses. Total rent expense charged to operations for the fifty-two weeks ended December 30, 2000, January 1, 2000 and January 2, 1999, amounted to $3,456,000, $3,292,000, and $2,540,000, respectively.

         Minimum annual rental commitments under operating and capitalized leases in effect at December 30, 2000 are summarized as follows:

                                                                                     Capitalized
      Fiscal                             Real             Equipment              Equipment
      Years                              Estate           & Other            (including interest)
      -----                              ------           --------           --------------------
                                                          (In thousands)
      2001                               $ 2,241            $246                  $105
      2002                                 2,010              97                   105
      2003                                 2,209              61                    26
      2004                                 2,029              --                    --
      2005                                 2,013
      Thereafter                           6,128              --                    --
                                         -------          -------               ------
      Total minimum lease payments       $16,630            $404                   236
                                         =======          =======               ======
      Less:  Amounts attributable
            to interest                                                            (19)
                                                                                ------
                                                                                  $217
                                                                                ======

(B)  LEGAL PROCEEDINGS -

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

(C)  MANAGEMENT AGREEMENTS -

         The Company is currently committed to management contracts with several officers and key employees with annual salaries of $2,977,000, $2,498,000 $2,295,000, $2,295,000 and $2,041,000 for fiscal 2001, 2002, 2003, 2004 and
2005, respectively.

(D)  CONCENTRATIONS OF CREDIT RISK -

         Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region of the United States, but are concentrated in the retail apparel business. For the fifty-two weeks ended December 30, 2000, five customers accounted for 34%, 11%, 11%, 10% and 6% of the Company's sales. For the fifty-two weeks ended January 1, 2000, five customers accounted for 31%, 10%, 10%, 8% and 8% of the Company's sales. For the fifty-two weeks ended January 2, 1999, five customers accounted for 30%, 11%, 9%, 7% and 7% of the Company's sales. The Company has established an allowance for possible losses based upon factors surrounding the credit risk of specific customers, historical trends and other information.

         CIT provides a guarantee of collection for all shipments approved by CIT. Under the factoring agreement, these receivables are purchased by CIT. On December 30, 2000 and January 1, 2000, the Company' accounts receivable included $23,602,000 and $16,297,000, respectively, factored by CIT, net of reserves. Amounts not covered under the CIT agreement are not significant.

9.       STOCKHOLDERS' EQUITY

         The authorized common stock of the Company consists of 20,000,000 shares of common stock with a par value of $.01 per share. At June 4, 1997, 6,800,000 shares, adjusted retroactively for the stock split, were issued and outstanding and were being held by the Plan Administrator in trust. In July 1997, 5,372,000 (79%) of the shares were distributed. During the period from February 15, 1999 through March 5, 1999, approximately 1,250,000 (88%) of the remaining shares were distributed. In August 1999, the Plan Administrator elected to receive $7.00 per share in cash for 140,660 of the remaining undistributed shares in connection with the merger transaction with an affiliate of Three Cities. The remaining shares are being held back by the plan administrator until the final disputed claims are settled before the Bankruptcy Court. The old common stock was extinguished prior to emergence from bankruptcy on June 4, 1997 and the old stockholders of the Company did not retain or receive any value for their equity interest. In addition, 500,000 shares of Preferred Stock of the reorganized Company were authorized at June 4, 1997 with a par value of $.01. None of these shares have been issued.

         The Company acquired for cash 817,100 shares of its then outstanding common stock at a cost of $4,623,000 during 1998.

         On August 25, 1999, following the approval of more than two-thirds of the stockholders of the Company, the Company completed a merger transaction with an affiliate of Three Cities. In connection with the merger, holders of common stock of the Company had the right to elect to receive cash for their shares. The holders of 2,111,966 shares of the Company's common stock received $7.00 in cash per share for their shares. Three Cities provided $7,783,762 in return for 1,111,966 shares of the Company while the remaining 1,000,000 shares were placed in the Company's treasury. The $7,000,000 of cash required of the Company to consummate this transaction was financed through a $5,000,000 five-year note, and through additional borrowings under the Company's credit line.

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

10.      STOCK OPTION PLAN:

         Information regarding the Company's stock option plan is summarized below. All shares and option prices have been retroactively adjusted to reflect the 2-1 stock split on July 1, 1998:

                                                                    Weighted Average Option
                                        Number of Shares                Price Per Share

Outstanding at January 3, 1998                     1,020,236                   3.34

Granted                                              458,258                   3.76
Exercised or surrendered                           ( 140,120)                  3.09
                                                   ---------
Outstanding at January 2, 1999                     1,338,374                  $3.51
                                                  ==========

Granted                                               38,500                   6.40
Exercised or surrendered                            ( 27,000)                  6.13
                                                   ---------
Outstanding at January 1, 2000                     1,349,874                  $3.54
                                                  ==========

Granted                                              163,500                   3.80
Exercised or surrendered                            (659,056)                  3.19
                                                   ---------
Outstanding at December 30, 2000                     854,318                  $3.87
                                                  ==========

         The Plan provided stock options to certain senior management equal to seventeen and one-half (17.5%) percent of the Company's common stock issued at the time of the grant (6.8 million shares adjusted for the 2-1 stock split). Of this amount, 824,236 options were granted as of June 4, 1997. One-third of these options vest on each of the first three anniversaries of such date. On January 4, 1998, the remaining 365,758 options were granted to replace the options that were part of the Company's exit from bankruptcy, 25% of these options were immediately vested with an additional 25% vesting on each of the first three anniversaries of the grant date. During fiscal year 2000, certain members of senior management exercised these options with loans from the Company.

         Since June 4, 1997 forty-three managers were granted 220,500 options. One-third of these options vested on each of the first three anniversaries of the grant dates. These grants include 37,500 stock options to the two senior managers of the Cynthia Steffe brands acquired this year. In addition, the five original non-employee directors of the Company have been granted 20,000 stock options each. These options vested proportionally on each of the first three anniversaries of the grant date, and are now fully vested. The six non-employee directors of the Company that were elected since have been granted 10,000 stock options that vest one-third at each anniversary of the date each director joined the Board of Directors. The options may be exercised for between $3.09 and $7.44 per share. At December 30, 2000 and January 1, 2000, 854,318 and 381,878 options, respectively, were outstanding.

         Effective as of the consummation date, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No.123 utilizing the fair value based method, compensation cost is measured at the grant date based upon the value of the award and is recognized over the service period. The fair value of the options granted during the fifty-two weeks ended December 30, 2000, January 1, 2000 and January 2, 1999 was estimated using the Black-Scholes option pricing model based upon the following weighted-average assumptions: risk free interest rate of 4.8%, 5.4% and 6.4%, respectively, expected life of 5 years for all periods, and volatility of 43%, 39% and 34%, respectively.

A summary of stock options outstanding and exercisable as of December 30, 2000, follows:

                                                       OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
----------------------- ---------------- -------------------------------------------------- ----------------------------------------
                                              WEIGHTED AVERAGE
  RANGE OF EXERCISE          NUMBER            REMAINING LIFE           WEIGHED AVERAGE          NUMBER         WEIGHED AVERAGE
        PRICES            OUTSTANDING            (IN YEARS)              EXERCISE PRICE       EXERCISABLE        EXERCISE PRICE
        ------            -----------     -      ----------              --------------       -----------        --------------
    $2.75 - $3.50           620,318                 7.22                     $3.04              610,318              $3.03
    $4.00 - $5.00             53,500                9.34                       $4.30                   -               -
    $5.75 - $7.44           180,500                 5.27                       $6.12            166,499              $4.75

11.  EMPLOYEE BENEFIT PLANS:

(A)  DEFINED CONTRIBUTION PLAN -

         The Company maintains a qualified voluntary contributory profit sharing plan covering certain salaried, hourly and commission-based employees. Certain Company matching contributions to the plan are mandatory. Other contributions to the plan are discretionary. Total contributions to the plan may not exceed the amount permitted as a deduction pursuant to the Internal Revenue Code. The contributions charged to operations for the fifty-two weeks ended December 30, 2000, January 1, 2000 and January 2, 1999 amounted to $340,000, $295,000 and
$211,000, respectively.

(B) OTHER -

         The Company participates in a multi-employer pension plan. The plans provide defined benefits to unionized employees. The amount of contributions to the pension fund in 2000, 1999 and 1998 amounted to $541,000, $457,000 and $362,000, respectively.

         The  Company  does  not  provide   post-employment  or  post-retirement
benefits other than the plans described above.

12.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

         The components of accrued expenses and other current liabilities are as follows:

  (In thousands)                        December 30,        January 1,
                                           2000                2000
                                        ------------        ----------

  Bonus and Profit Sharing                 $ 2,934           $ 2,261
  Accrued Acquisition Costs                    269               251
  Duty                                       1,619             1,510
  Vacation                                     710               724
  Professional Fees                            400               321
  Other                                     4,092             3,054
                                            -----             -----
        Total                              $10,024           $ 8,121
                                           =======           =======

13.  SUPPLEMENTAL CASH FLOW INFORMATION:

         Net cash paid for interest and income taxes for the fifty-two weeks ended December 30, 2000, January 1, 2000 and January 2, 1999 were as follows:

                                                           (In thousands)
                          Fifty-Two            Fifty-Two            Fifty-Two
                         Weeks Ended          Weeks Ended          Weeks Ended
                         December 30,          January 1,           January 2,
                             2000                2000                  1999
                             ----                ----                  ----

Interest                   $ 2,958              $ 2,213               $ 953
Income taxes                    20                4,224               2,892

     During December 2000, the Company entered into a capital lease for approximately $205,000 for the purchase of computer equipment.

14. NEW ACCOUNTING PRONOUNCEMENT:

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, establishing accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 2000, the Financial Accounting Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 effective prospectively for the Company's financial statements beginning in 2001.

         The Company believes that the impact of adopting SFAS No. 133, as amended by SFAS No. 138 is not significant to the Company's reported financial position or results from operations.

15. SUBSEQUENT EVENT:

                  On March 26, 2001, the Company signed a merger agreement with its majority stockholders, Three Cities Fund II, L.P. and Three Cities Offshore II, C.V. (collectively, the "Three Cities Funds"). Such agreement provides in effect for the Three Cities Funds to acquire approximately 32% of the outstanding shares of common stock of the Company, or all of the common stock not currently owned by the Three Cities Funds, their affiliates and certain members of management of the Company for a cash price of $5.00 per share. The transaction is subject to stockholder approval and other customary conditions.

16.  UNAUDITED QUARTERLY RESULTS:

Unaudited quarterly financial information for 2000 and 1999 is set forth as follows:

(In thousands, except per share data)

                2000                           March               June            September             December
                                            -----------        -------------    --------------         ------------
Net sales                                   $66,936               $45,297           $61,047              $39,434
Gross profit                                 15,640                 9,581            14,342                7,779
Net income                                    3,302                    59               760                3,574
Net income  per share
 - Basic                                      $0.65                 $0.01             $0.15                $0.63
 - Diluted                                    $0.60                 $0.01             $0.15                $0.63


                                                               (In thousands, except per share data)
                1999                           March               June            September               December
                                            -----------        -------------    --------------         ------------

Net sales                                   $61,144                $38,450          $58,622              $39,230
Gross profit                                 16,684                 9,843            14,766                7,463
Net income (loss)                             4,281                   968             3,142                  (75)
Net income (loss) per share
 - Basic                                      $0.71                 $0.16             $0.56               ($0.01)
 - Diluted                                    $0.70                 $0.15             $0.52               ($0.01)

                                                                     SCHEDULE II

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                    BALANCE AT                                     BALANCE AT
                                    BEGINNING           COSTS                          END
           DESCRIPTION               OF PERID        CHARGED TO    DEDUCTIONS       OF PERIOD
------------------------------------------------------------------------------------------------
FIFTY-TWO WEEKS ENDED
 DECEMBER 30, 2000
Reserve for Allowances                    $5,242          $36,102    ($34,010)           $7,334

Other Receivable Reserves                     24                4         --                 28

Reserve for Doubtful Accounts                 70                2         --                 72

Reserve for Returns                          132            1,701      (1,682)              151
                                        --------          -------    ---------         --------
          Total Receivable Reserves       $5,468          $37,809    ($35,692)           $7,585
                                        ========          =======    =========         ========

FIFTY-TWO WEEKS ENDED
 JANUARY 1,  2000

Reserve for Allowances                    $6,600          $24,220    ($25,578)           $5,242

Other Receivable Reserves                     24               --          --                24

Reserve for Doubtful Accounts                 70               --                            70
                                                                           --
Reserve for Returns                          131            1,216      (1,215)              132
                                        --------          -------    ---------         --------
          Total Receivable Reserves       $6,825          $25,436    ($26,793)           $5,468
                                        ========          =======    =========         ========

FIFTY-TWO WEEKS ENDED
 JANUARY 2,  1999

Reserve for Allowances                    $3,098          $13,879    ($10,377)           $6,600

Other Receivable Reserves                     24               --          --                24

Reserve for Doubtful Accounts                 48               22          --                70

Reserve for Returns                           66            1,394      (1,329)              131
                                        --------          -------    ---------         --------
          Total Receivable Reserves       $3,236          $15,295    ($11,706)           $6,825
                                        ========          =======    =========         ========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 30st day of March, 2001.

                                        THE LESLIE FAY COMPANY, INC.

                                        By: /s/ John A. Ward
                                           -------------------------------------
                                           John A. Ward
                                           President and Chief Executive Officer

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

                Signatures                                         Title                                Date
                ----------                                         -----                                ----

    /s/John J. Pomerantz                               Chairman of the Board of                  March 30, 2001
------------------------------------------             Directors
       John J. Pomerantz

    /s/Warren T. Wishart                               Chief Financial and Accounting            March 30, 2001
------------------------------------------             Officer
       Warren T. Wishart

    /s/John A. Ward                                    Chief Executive Officer and Director      March 30, 2001
------------------------------------------
       John A. Ward

    /s/Bernard Olsoff                                  Director                                  March 30, 2001
------------------------------------------
       Bernard Olsoff

    /s/Robert L.Sind                                   Director                                  March 30, 2001
------------------------------------------
       Robert L. Sind

    /s/Vishal K. Mahadevia                             Director                                  March 30, 2001
------------------------------------------
       Vishal K. Mahadevia

    /s/Thomas G. Weld                                  Director                                  March 30, 2001
------------------------------------------
       Thomas G. Weld

                                    EXHIBITS
                                       TO
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000           COMMISSION FILE NO. 1-9196

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
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 221-4000

                          THE LESLIE FAY COMPANY, INC.
                          ----------------------------
                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT
-------
NUMBER              DESCRIPTION
------              -----------

2.1                Amended Joint Plan of Reorganization.(1)


3.1 Amended and Restated Certificate of Incorporation of the registrant.(2)


3.2(a)             Amended and Restated By-laws of the registrant.(1)

3.2(b)             Amendment   to   Amended   and   Restated   By-laws   of  the
                   registrant.(3)

4.1 Specimen Copy of Stock Certificate for shares of Common Stock of the registrant.(4)

4.2 Revolving Credit Agreement dated June 2, 1997 between Leslie Fay Marketing, Inc. ("LFM") and the CIT Group/Commercial Services, Inc. ("CIT").(1)

4.3 First Amendment dated February 23, 1998 to the Revolving Credit Agreement between LFM and CIT.(5)

4.4 Second Amendment dated March 31, 1998 to the Revolving Credit Agreement between LFM and CIT.(5)

4.5 Third Amendment dated October 28, 1998 to the Revolving Credit Agreement between LFM and CIT.(6)

4.6 Fourth Amendment dated March 29, 1999 to the Revolving Credit Agreement between LFM and CIT.(7)

4.7 Fifth Amendment dated August 25, 1999 to the Revolving Credit Agreement between LFM and CIT.(7)

4.8 Sixth Amendment dated July 1, 2000 to the Revolving Credit Agreement between LFM and CIT.(13)

10.1* Employment Agreement dated as of December 31, 2000 between the registrant and John J. Pomerantz.(13)

10.2* Employment Agreement dated as of December 31, 2000 between the registrant and John Ward.(13)

10.3* Employment Agreement dated as of December 31, 2000 between the registrant and Warren T. Wishart.(13)

10.4*              1997 Management Stock Option Plan.(8)

10.5*              1997  Non-Employee  Director Stock Option and Stock Incentive
                   Plan.(9)

10.6               Factoring  Agreement  dated  June  4,  1997  between  LFM and
                   CIT.(1)

10.7 Lease Agreement dated December 13, 1989 between 1412 Broadway Associates and the Company, modified as of July 31, 1990 and August 1, 1990, for certain premises located at 141 Broadway, New York, New York.(10)

10.8 Modification of Lease Agreement dated August 11, 1998 between Fashion Gallery Owners (formerly 1412 Broadway Associates) and the Company for certain premises located at 1412 Broadway, New York, New York.(11)

10.9 Lease Agreement dated August 1, 1997 between John J. Passan and the registrant for certain premises located at One Passan Drive, Borough of Laflin, Luzerne County, Pennsylvania.(12)

21.1               List of Subsidiaries.(5)

23.1               Consent of Arthur Andersen LLP.(13)

--------------------------------------------------------------------------------


(1) Incorporated by reference to Current Report on Form 8-K for an event dated June 4, 1997.

(2) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

(3) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

(4) Incorporated by reference to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1.

(5) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

(6) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998.

(7) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1999.

(8) Incorporated by reference to the registrant's Registration Statement on Form S-8 relating to shares under the 1997 Management Stock Option Plan.

(9) Incorporated by reference to the registrant's Registration Statement on Form S-8 relating to shares under the 1997 Non-Employee Director Stock Option and Stock Incentive Plan.

(10) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

(11) Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1998.

(12) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended July 5, 1997.

(13)     Filed herewith.

* Management contract or compensation plan or arrangement required to be noted as provided in Item 14 (a) (3).