Form 10-K/A
period 2000-12-30
FAY LESLIE CO INC
filed 2001-04-06
CIK 796226

================================================================================
                                    FORM 10-K/A

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

The purpose of this amendment is to correct the amounts reflected for (a) Total Assests as of December 30, 2000 in Item 6. Selected Financial Data and (b) Total Stockholders' Equity at December 31, 2000 in the Consolidated Statements of Stockholders' Equity.

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

Net Income  per
  Share - Basic              $1.47       $1.46       $1.35      $1.17(j)    $0.49 (j)     $0.24 (j)    --(j)        $0.52 (j)
        - Diluted            $1.44       $1.39       $1.31      $1.16(j)    $0.48 (j)     $0.24 (j)    --(j)        $0.52 (j)

                          As of       As of       As of       As of                                   As of        As of
                       12/30/2000  01/01/2000   01/02/99     01/03/98                               06/04/97      12/28/96
                       ----------  ----------   --------     --------                               --------      --------

Total Assets               $87,702     $69,000     $67,804      $61,051                                 $77,789     $237,661

Assets of Product Lines
   Held for Sale  and           --          --          --           --                                      --    3,003 (j)
   Disposition

Long-Term Debt
 (Including Capital
  Lease)                     3,126       4,052          17           49                                     108         --

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
                                               ========   ==========  ========= =========== ========== ========

                                                                                       ACCUMULATED
                                                                                          OTHER          TOTAL          TOTAL
                                                                     TREASURY STOCK    COMPREHENSIVE  STOCKHOLDERS'  COMPREHENSIVE
                                                                   SHARES      AMOUNT    INCOME          EQUITY         INCOME
                                                                 ------------------------------------------------------------------
BALANCE AT JANUARY 3, 1998
                                                                       --        $ --            $ --       $29,214
   Net Income
                                                                       --          --              --         8,858         $8,858
   New Stock Issuance
                                                                       --          --              --           232
   Treasury Stock Repurchase
                                                                      817     (4,623)              --       (4,623)
   Use of Pre-Consummation Deferred Taxes
                                                                       --          --              --         1,084
   SFAS No. 123 - Stock Option Compensation
                                                                       --          --              --         1,672

BALANCE AT JANUARY 2,1999                                             817    ($4,623)            $ --       $36,437

   Net Income                                                          --          --              --         8,316         $8,316

   New Stock Issuance                                                  --          --              --            82

   Treasury Stock Repurchase                                        1,000     (7,000)              --       (7,000)

   Use of Pre-Consummation Deferred Taxes                              --          --              --           997

   SFAS No. 123 - Stock Option Compensation                            --          --              --         1,309

BALANCE AT JANUARY 1, 2000                                          1,817    ($11,623            $ --       $40,141
                                                                 =======================================================
   Net Income                                                          --          --              --         7,695          $7,695
                                                                                                                                   =
   New Stock Issuance                                                  --          --              --            91

   Use of Pre-Consummation Deferred Taxes                              --          --              --         4,367

   SFAS No. 123 - Stock Option Compensation                            --          --              --           934

BALANCE AT DECEMBER 30, 2000                                     -------------------- -----------

                                                                    1,817    ($11,623            $ --       $53,228                -


   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 6th day of April, 2001.

                                        THE LESLIE FAY COMPANY, INC.

                                        By: /s/ Warren T. Wishart
                                           -------------------------------------
                                           Warren T. Wishart
                                           Senior Vice President - Finance and
                                             Chief Financial Officer