Form 10-Q
period 2001-03-31
FAY LESLIE CO INC
filed 2001-05-15
CIK 796226

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001        COMMISSION FILE NO. 1-9196

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

Yes   X    No
   --------  --------


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X    No
   --------  --------


There were 5,680,694 shares of Common Stock outstanding at March 31, 2001.

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

Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
                     and December 30, 2000, respectively.........................................3

                  Consolidated Statements of Operations (Unaudited) for the
                     Thirteen Weeks Ended March 31, 2001 and

                     April 1, 2000, respectively.................................................4

                  Consolidated Statements of Cash Flows (Unaudited) for the
                    Thirteen Weeks Ended March 31, 2001 and

                    April 1, 2000, respectively..................................................5

Notes to Consolidated Financial Statements.......................................................6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................................10

Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk.............................................................13

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................13
Item 2.  Changes in Securities..................................................................13
Item 3.  Defaults Upon Senior Securities........................................................13
Item 4.  Submission of Matters to a Vote of Security Holders....................................13
Item 5.  Other Information......................................................................13
Item 6.  Exhibits and Reports on Form 8-K.......................................................13

SIGNATURES......................................................................................14

                                     THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS, EXCEPT PAR VALUE SHARE DATA)

                                                                               UNAUDITED                AUDITED
                                                                                MARCH 31,             DECEMBER 30,
                                ASSETS                                            2001                    2000
                                                                            ------------------      ------------------
Current Assets:
    Cash and cash equivalents.......................................                    $ 692                 $ 5,492
    Restricted cash and cash equivalents............................                    3,480                   3,450
    Accounts receivable- net of allowances for possible losses of
       $5,736 and $7,585, respectively..............................                   38,825                  27,877
    Inventories.....................................................                   28,454                  35,818
    Prepaid expenses and other current assets.......................                    1,685                   1,775
                                                                            ------------------      ------------------
       Total Current Assets.........................................                   73,136                  74,412
    Property, plant and equipment, at cost, net of accumulated
       depreciation of $3,581 and $3,126, respectively..............                    3,293                   3,625
    Excess of purchase price over net assets acquired-net of accumulated
       amortization of $1,115 and $980, respectively................                    5,544                   5,680
    Deferred charges and other assets...............................                    3,973                   3,985
                                                                            ------------------      ------------------
    Total Assets....................................................                 $ 85,946                $ 87,702
                                                                            ==================      ==================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Short term debt.................................................                  $ 6,042                 $ 1,000
    Accounts payable................................................                   10,710                  15,648
    Accrued expenses and other current liabilities..................                    6,850                  10,024
    Accrued expenses and other current confirmation liabilities.....                    3,480                   3,450
    Current portion of capitalized leases...........................                       93                      91
                                                                            ------------------      ------------------
       Total Current Liabilities....................................                   27,175                  30,213

    Long term note payable..........................................                    2,750                   3,000
    Long term debt-capitalized leases...............................                      102                     126
    Deferred liabilities............................................                    1,184                   1,135
                                                                            ------------------      ------------------
    Total Liabilities...............................................                   31,211                  34,474
                                                                            ------------------      ------------------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.01 par value; 500 shares authorized, no
     shares issued and outstanding...................................                      --                      --
 Common stock, $.01 par value; 20,000 shares authorized,
     7,498 and 7,498 shares issued, respectively....................                       75                      75
 Capital in excess of par value.....................................                   38,781                  38,451
 Notes receivable from stock sale...................................                    (1,853)                 (1,853)
 Retained earnings..................................................                   29,355                  28,178
                                                                            ------------------      ------------------
    Subtotal........................................................                   66,358                  64,851
 Treasury stock, at cost ; 1,817 shares.............................                   (11,623)                (11,623)
                                                                            ------------------      ------------------
    Total Stockholders' Equity......................................                   54,735                  53,228
                                                                            ------------------      ------------------
 Total Liabilities and Stockholders' Equity.........................                 $ 85,946                $ 87,702
                                                                            ==================      ==================

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                                                          -3-

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                    UNAUDITED

                                                                         THIRTEEN               THIRTEEN
                                                                        WEEKS ENDED           WEEKS ENDED
                                                                         MARCH 31,              APRIL 1,
                                                                            2001                   2000
                                                                   ------------------     ------------------
Net Sales.......................................................             $ 56,130             $   66,936

 Cost of Sales..................................................               41,695                 51,296
                                                                   ------------------     ------------------
   Gross profit.................................................               14,435                 15,640
                                                                   ------------------     ------------------

Operating Expenses:
      Selling, warehouse, general and
          administrative expenses...............................               10,764                 10,604

   Non-cash stock based compensation............................                   22                    250

   Depreciation and amortization expense........................                  575                    440
                                                                   ------------------     ------------------
       Total operating expenses.................................               11,361                 11,294

   Other income.................................................                 (57)                   (346)
   Amortization of excess revalued net assets acquired
         over equity............................................                   --                 (1,143)
                                                                   ------------------     ------------------
   Total operating expenses, net................................               11,304                  9,805
                                                                   ------------------     ------------------
   Operating income.............................................                3,131                  5,835

Interest and Financing Costs....................................                  560                    862

Other Expenses..................................................                  541                     --
                                                                   ------------------     ------------------
   Income before taxes..........................................                2,030                  4,973

Provision for Taxes.............................................                  853                  1,671
                                                                   ------------------     ------------------
   Net Income ..................................................              $ 1,177                 $3,302
                                                                   ==================     ==================

   Net Income per Share - Basic.................................               $ 0.21                 $ 0.65
                                                                   ==================     ==================
                        - Diluted...............................               $ 0.21                 $ 0.60
                                                                   ==================     ==================

Weighted Average Shares Outstanding - Basic.....................            5,680,694              5,065,885
                                                                   ==================     ==================
                                    -Diluted....................            5,680,694              5,497,009
                                                                   ==================     ==================

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                                          -4-

                                     THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)
                                                       UNAUDITED

                                                                            THIRTEEN                   THIRTEEN
                                                                           WEEKS ENDED                WEEKS ENDED
                                                                           MARCH 31,                   APRIL 1,
                                                                              2001                       2000
                                                                      ------------------          ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................            $ 1,177                      $3,302
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization...................................                621                         479
     Amortization of excess net assets acquired over equity..........                  -                     (1,143)
     Provision for possible losses on accounts receivable............                (2)                         (2)
     Provision for stock based compensation and stock option grants..                 22                         250
     Loss on sale of fixed assets....................................                 15                           -
     Changes in assets and liabilities, net of impact of acquisitions:
       Accounts receivable...........................................           (10,946)                      (27,403)
       Inventories...................................................              7,364                         8,035
       Prepaid expenses and other current assets.....................                 90                         1,262
       Deferred charges and other assets.............................                 12                         (436)
       Accounts payable, accrued expenses and other current
          liabilities................................................            (7,822)                       4,976
       Income taxes payable..........................................                  -                         181
       Deferred liabilities..........................................                 50                          85
     Changes due to reorganization activities:
       Use of pre-consummation deferred taxes........................                307                         795
                                                                      ------------------          ------------------
         Total adjustments...........................................           (10,289)                    (12,921)
                                                                      ------------------          ------------------
         Net cash used in operating activities.......................            (9,112)                     (9,619)
                                                                      ------------------          ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..............................................              (169)                       (238)
   Net cash paid for acquisition.....................................                  -                     (3,104)
   Merger costs......................................................              (289)                           -
                                                                      ------------------          ------------------
         Net cash used in investing activities.......................              (458)                     (3,342)
                                                                      ------------------          ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings..........................................             23,816                      31,464
   Repayment of borrowings...........................................           (18,774)                    (19,463)
   Repayment of notes payable........................................              (250)                       (250)
   Repayment of capital leases ......................................               (22)                        (19)
   Proceeds from new stock issuance and options exercised ...........                  -                          62
   Proceeds from obligations under the Plan of
   Reorganization, net...............................................                 30                          14
                                                                      ------------------          ------------------
             Net cash provided by financing activities...............              4,800                      11,808
                                                                      ------------------          ------------------
   Net (decrease) in cash and cash equivalents.......................            (4,770)                     (1,153)

   Cash and cash equivalents, at beginning of period.................              8,942                       5,466
                                                                      ------------------          ------------------
   Cash and cash equivalents, at end of period.......................             $4,172                     $ 4,313
                                                                      ==================          ==================

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                                          -5-

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

         The consolidated financial statements included herein have been prepared by The Leslie Fay Company, Inc. and subsidiaries (The Leslie Fay Company, Inc. being sometimes individually referred to, and together with its subsidiaries collectively referred to, as the "Company" as the context may require), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the Fiscal Year ended December 30, 2000 (the "2000 Form 10-K"). Interim taxes were provided based on the Company's estimated effective tax rate for the year.

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

2.       PROPOSAL TO ACQUIRE OUTSTANDING SHARES:

         On March 27, 2001, as amended on April 27, 2001, the Company signed a merger agreement under the terms of which its majority stockholders, Three Cities Fund II, L.P. and Three Cities Offshore II, C.V. (collectively, "Three Cities Funds") which collectively own approximately 50% of the shares of the common stock of the Company, on a fully diluted basis, will acquire the remaining stock of the Company not owned by Three Cities Funds, their affiliates and certain members of management of Leslie Fay for a cash price of $5.00 per share. On Friday, January 12, 2001, the trading day prior to Three Cities' Funds original proposal, the closing price of the Company's common stock was $2.81. The transaction is subject to stockholder approval and other customary conditions. If consummated, Leslie Fay shares would no longer be publicly traded.

         On May 1, 2001, the Company's second largest stockholder, John Constable d/b/a Constable Asset Management, Ltd. and certain entities affiliated with him (together, "Constable"), signed a Contribution and Subscription Agreement whereby they will contribute their 442,408 shares into the merger for which they will receive the equivalent proportion of shares in the post- merger company. At this time, a draft proxy statement with respect to the transaction has been filed with the SEC for their review. Following clearance of the proxy soliciting material by the SEC, a proxy statement will be furnished to stockholders, and the Company expects a meeting of stockholders to be held in July. As a result of the transaction, and assuming no dissenting shares, Three Cities Funds will acquire about 1,589,522 additional shares of Leslie Fay common stock and will own in the aggregate about 81.4% of the total shares of Leslie Fay.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

3.       INVENTORIES:

         Inventories consist of the following:

                                        (Unaudited)
                                         March 31,            December 30,
                                            2001                  2000
                                      -------------------------------------
  (In thousands)

  Raw materials                           $15,315               $15,032
  Work in process                           4,302                 1,561
  Finished goods                            8,837                19,225
                                            -----                ------
     Total inventories                    $28,454               $35,818
                                          =======               =======

4.       DEBT:

         On June 2, 1997, in preparation for the consummation of the Amended Joint Plan of Reorganization ("the Plan"), a wholly-owned subsidiary of the Company entered into a two-year financing agreement (the "CIT Credit Agreement") with CIT, which was amended on August 25, 1999 to extend the agreement through June 2, 2004, to provide direct borrowings and to issue letters of credit on the Company's behalf. Direct borrowings bear interest at prime minus 0.25% (7.75% at March 31, 2001) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. There was $5,042,000 in direct borrowings outstanding under the CIT Credit Agreement and approximately $10,039,000 was committed under unexpired letters of credit as of March 31, 2001. On March 31, 2001, the Company had a net borrowing availability under the CIT Credit Agreement of $32,304,000 in excess of direct borrowings and amounts committed under the unexpired letters of credit. The peak credit line utilization during the thirteen weeks ended March 31, 2001 was $19,642,000, which consisted of direct borrowings of $9,294,000 and unexpired letters of credit of $10,348,000.

         Additionally, the Company borrowed, through a five year term note payable, $5,000,000 at an interest rate of prime plus 200 basis points (10.00% at March 31, 2001) which was used to repurchase the Company's common stock. As of March 31, 2001 the principal balance outstanding on the note payable was $3,750,000.

         On April 9, 2001, the Company's Credit Agreement was amended to reduce the advance rate on eligible accounts receivable to 75% from 85%. This was to reflect the higher dilution rate on accounts receivable the Company is experiencing. At the same time, the Company's factoring agreement with CIT was modified to reduce the factoring fee from 0.4% of sales to 0.15% of sales. Under the revised factoring agreement, the Company will perform its own collection and cash processing functions and bad debts will be shared 50/50 with CIT on any losses in excess of $50,000 in any year.

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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

5.       INCOME TAXES:

         The provision for federal, state and local income taxes is $853,000 and $1,671,000 for the thirteen weeks ended March 31, 2001 and April 1, 2000. Federal and state income taxes payable are partially offset by the utilization of pre-consummation net operating loss carryforwards. The utilization in 2001 of pre-consummation net operating loss carryforwards for federal income tax purposes is limited to approximately $1,500,000.

6.       ACCOUNTING FOR STOCK OPTION COMPENSATION:

         Under the provisions of Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock Based Compensation," the Company has recorded $22,000 and $250,000 of non-cash stock based compensation expense for the thirteen weeks ended March 31, 2001 and April 1, 2000, respectively. These amounts were offset as adjustments to Capital in excess of par value in the Consolidated Balance Sheets.

7.       NET INCOME PER SHARE:

         For the thirteen weeks ended March 31, 2001 and April 1, 2000, the basic weighted average common shares outstanding was 5,680,694 and 5,065,885 respectively, and the weighted average shares outstanding assuming dilution was 5,680,694 and 5,497,009 respectively. The difference of -0- and 431,124 respectively, represents the incremental dilution of shares upon exercise of dilutive stock options.

8.       ACCOUNTING FOR DERIVATIVES:

                  In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, establishing accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS No.
133. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 for the Company's financial statements beginning in 2001. There was no impact of adopting these standards to the Company's reported financial position or results from operations, as the Company does not currently utilize derivative instruments.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

9.       NEW ACCOUNTING PRONOUNCEMENT:

         In April 2001, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. While the impact of this consensus on the Company's consolidated financial statements is still being evaluated, it is expected to only impact revenue and expense classifications and not change reported net income. In accordance with the consensus reached, the Company will adopt the required issue effective December 30, 2001.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
-------   ----------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
            ----------------------------------------------

(A)  RESULTS OF  OPERATIONS

THIRTEEN WEEKS ENDED MARCH 31, 2001 AS COMPARED TO
THIRTEEN WEEKS ENDED APRIL 1, 2000

         The Company recorded net sales of $56,130,000 for the thirteen weeks ended March 31, 2001, compared with $66,936,000 for the thirteen weeks ended April 1, 2000, a net decrease of $10,806,000 or 16.1%. Excluding net sales during the thirteen weeks ended March 31, 2001 and April 30, 2000 generated by the discontinued Reggio brand of $70,000 and $3,261,000, respectively and $6,466,000 and $6,153,000, respectively generated from the Liz Claiborne Dress brand license, acquired February 15, 2000, the Dress product lines comparable net sales decreased $5,329,000 or 12.6%. The decrease in net sales for the comparable Dress product lines resulted from reduced production of the Spring season against the comparable year ago period and a change in the retail calendar followed by many of the Company's department store customers that added a fifty-third week to the 2000 retail fiscal year. The planned decrease in Spring season production reduced the level of inventory sold at close out prices. The additional week in the fiscal 2000 retail calendar extended the normal start dates for orders from the twenty-fifth day of each month into the following month, thereby shifting sales forward. The Company expects this trend to continue throughout the fiscal period ended December 29, 2001. Comparable net sales for the Sportswear product lines, excluding $648,000 generated by the newly acquired Cynthia Steffe sportswear brand during the thirteen weeks ended March 31, 2001 and excluding $26,000 and $3,774,000 of net sales of the discontinued Leslie Fay Sportswear brand during the thirteen weeks ended March 31, 2001 and April 1, 2000, respectively, increased $501,000 or 4.3% over the year ago period. This increase occurred as a result of additional sales within the Haberdashery by Leslie Fay brand, generated by the restructuring of the product offering during fiscal 2000, offset by lower shipments under the Joan Leslie brand directly as a result of the change in the retail sales calendar discussed above.

         Gross profit was $14,435,000 and 25.7% of net sales compared with $15,640,000 and 23.4% for the thirteen weeks ended March 31, 2001 and April 1, 2000, respectively. Excluding gross profit during the thirteen weeks ended March 31, 2001 and April 30, 2000 of $-0- and $348,000, respectively, generated by the discontinued Reggio and $1,317,000 and $1,576,000, respectively, generated from the Liz Claiborne Dress brand license the Dress product lines comparable gross profit decreased $365,000 or 0.7% while the percent to net sales increased to 25.1% from 22.8% for the comparable period ended April 1, 2000. The lower gross profit contributed by the Dress lines resulted from the lower sales volume discussed previously. The 2.3% increase in percent to net sales resulted mostly from improved markup in the Leslie Fay Dress brand. The gross profit produced by the Sportswear lines, excluding $169,000 generated by the Cynthia Steffe sportswear brand during the thirteen weeks ended March 31, 2001 and $426,000 generated by the discontinued Leslie Fay Sportswear brand during the thirteen weeks ended April 1, 2000, increased by $24,000 while the percent to net sales decreased to 30.6% from 31.7% for the comparable period ended April 1, 2000.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         Selling, warehouse, general and administrative expenses were $10,764,000 and 19.2% of net sales and $10,604,000 and 15.8% of net sales for the thirteen weeks ended March 31, 2001 and April 1, 2000, respectively. The expense increase was generated mostly by the additional operating costs of the Cynthia Steffe brand and Liz Claiborne Dress license acquired during the first half of 2000 offset by the decrease in expenses as a result of the closure of the Reggio brand during the fourth quarter of fiscal 2000.

          Non-cash stock based compensation for stock options and outside director compensation for the thirteen weeks ended March 31, 2001 and April 1, 2000 was $22,000 and $250,000, respectively. The compensation expensed under SFAS No.123, "Accounting for Stock Based Compensation" decreased during the thirteen weeks ended March 31, 2001 due to the full vesting and recognition of all of the senior management stock options outstanding during fiscal 2000.

         Other income, consisting primarily of royalty income, was $57,000 and $346,000 for the thirteen weeks ended March 31, 2001 and April 1, 2000, respectively. The decrease of $289,000 was due to the reduced licensing revenues of $300,000 that resulted from the sale of the "HUE" trademark during the fourth quarter of fiscal 2000.

         Depreciation and amortization expense for the thirteen weeks ended March 31, 2001 and April 1, 2000, was $575,000 and $440,000, respectively. The increase was due to the acquisition of fixed assets since the Company's June 4, 1997 emergence from bankruptcy. Depreciation and amortization expense for the thirteen weeks ended March 31, 2001 for the newly acquired businesses included $41,000 and $17,000 for the Liz Claiborne license agreement and the Cynthia Steffe brands, respectively. In addition, the Company recognized income of $1,143,000 for the thirteen weeks ended April 1, 2000, from amortization of excess revalued net assets acquired over equity under fresh start reporting. The excess of revalued net assets was fully amortized in the second quarter of 2000, which will negatively impact future earnings per share compared to prior periods.

         Interest and financing costs were $560,000 and $862,000 for the thirteen weeks ended March 31, 2001 and April 1, 2000, respectively. Included in the interest and financing cost was $105,000 and $130,000 for the interest on the $5,000,000 term note entered into on August 25, 1999 for the period ended March 31, 2001 and April 1, 2000, respectively. The additional working capital generated by the sale of the "HUE" trademark resulted in lower borrowings during the thirteen weeks ended March 31, 2001 as compared to the thirteen weeks ended April 1, 2000 which resulted in lower interest expenses incurred.

         Other expenses of $541,000 were recorded during the thirteen weeks ended March 31, 2001 to provide for non-operating legal fees incurred as a result of the Three Cities proposal to acquire approximately 32% of the outstanding shares of common stock of the Company.

          The provision for federal, state and local income taxes was $853,000 and $1,671,000 for the thirteen weeks ended March 31, 2001 and April 1, 2000, respectively. The change in the effective tax rate is primarily due to the excess of revalued net assets acquired over equity under fresh-start reporting that was fully amortized in the second quarter of fiscal year 2000.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


(B) LIQUIDITY AND CAPITAL RESOURCES

          The sixth amendment of the CIT Credit Agreement provides a working capital facility commitment of $52,000,000, including a $30,000,000 sublimit on letters of credit. As of March 31, 2001 the Company was utilizing approximately $10,039,000 under the CIT Credit Agreement for letters of credit, and there was $5,042,000 in outstanding cash borrowings. On March 31, 2001, the Company had a net borrowing availability under the CIT Credit Agreement of $32,304,000 in excess of direct borrowings and amounts committed under the unexpired letters of credit. The peak credit line utilization during the thirteen weeks ended March 31, 2001 was $19,642,000, which consisted of direct borrowings of $9,294,000 and unexpired letters of credit of $10,348,000.

         At March 31, 2001, the Company's cash and cash equivalents amounted to $4,172,000 of which $3,480,000 is restricted to the payment of confirmation liabilities relative to the Company's 1997 exit from bankruptcy. Working capital increased $1,762,000 to $45,961,000 during the thirteen weeks ended March 31, 2001. The changes in the components of working capital were: a decrease in cash and cash equivalents of $4,770,000; an increase in net accounts receivable of $10,948,000; a decrease in inventories of $7,364,000; a decrease in prepaid expenses and other current assets of $90,000 and a decrease of $3,038,000 in total current liabilities. The changes in working capital are primarily due to the seasonality of the business. Total current liabilities decreased as a result of additional short term borrowings of $5,042,000 offset by decreased operating accounts payable and other accrued liabilities of $8,080,000 resulting mostly from the timing of liabilities due.

         Although the Company's results of operations indicated net income of $1,177,000 for the thirteen weeks ended March 31, 2001, these results are not indicative of results for an entire year.

         Capital expenditures were $169,000 for the thirteen weeks ended March 31,2001. Capital expenditures are expected to be approximately $2,000,000 for fiscal year 2001. The anticipated capital expenditures for the remainder of the year are primarily related to improvements in management information systems and improvements in the distribution facility. The Company believes that its financing arrangements and anticipated level of internally generated funds will be sufficient to finance its capital spending during the remainder of 2001.

         The Company may pay cash dividends or repurchase its stock under the CIT Credit Agreement as long as those disbursements do not cause the Company to be in violation of the restrictive covenants and the cumulative stock repurchase or distribution of dividends does not exceed the dividend and stock repurchase basket. At the end of the fiscal quarter ended March 31, 2001 the Company may borrow up to $6,127,500 for stock repurchase or dividend distribution. The Company has no plans to pay cash dividends in the foreseeable future.

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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           None.

PART II  -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
-------    ------------------

         No other significant legal proceedings were begun or terminated during the first quarter of 2001 or thereafter, other than ordinary routine litigation incidental to the business of the Company.

ITEM 2.    CHANGES IN SECURITIES.
-------    ----------------------

                  None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
-------    --------------------------------

                  None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------   ----------------------------------------------------

                  None.

ITEM 5.    OTHER INFORMATION.
-------    ------------------

                  None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
-------    ---------------------------------

                     a)             Exhibits
                                    None

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

Date:  May 15, 2001                    THE LESLIE FAY COMPANY, INC.
                                            (Company)



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