Form 10-Q/A
period 2001-03-31
FAY LESLIE CO INC
filed 2001-05-15
CIK 796226

================================================================================
                        SECURITIES AND EXCHANGE COMMISION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q/A
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
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

         The Company may pay cash dividends or repurchase its stock under the CIT Credit Agreement as long as those disbursements do not cause the Company to be in violation of the restrictive covenants and the cumulative stock repurchase or distribution of dividends does not exceed the dividend and stock repurchase basket. At the end of the fiscal quarter ended March 31, 2001 the Company may borrow up to $8,469,500 for stock repurchase or dividend distribution. The Company has no plans to pay cash dividends in the foreseeable future.

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