Form 10-K/A
period 2000-12-30
FAY LESLIE CO INC
filed 2001-07-12
CIK 796226

================================================================================
                                 AMENDMENT NO. 2

                                       TO

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

                                                   (In thousands, except per share data)
                                 Reorganized Company                                        Predecessor Company
                                 -------------------                                        -------------------
                                                            For The Periods Ended
-----------------------------------------------------------------------------------------------------------------------------------

                        Fifty-Two           Fifty-Two           Fifty-Two          Thirty-One          Twenty-Two
                       Weeks Ended        Weeks Ended         Weeks Ended         Weeks Ended         Weeks Ended
                       December 30         January 1,          January 2,          January 3,            June 4,
                          2000                2000                1999              1998 (a)             1997 (b)       1996
                          ----                ----                ----              ----                 ----           ----
                        (Audited)           (Audited)           (Audited)           (Audited)                         (Audited)
Net  Sales                $212,714            $197,446            $152,867            $ 73,091         $197,984       $429,676

Operating Income             4,000              14,439              13,020               4,322           14,355         17,965

Reorganization Costs            --                  --                  --                  --            3,379 (c)      5,144 (c)

Interest Expense and
  Financing Costs            2,958               2,258                 950                 336            1,372          3,932 (d)

Tax Provision                4,147               2,654               3,212                 677              451           (839)(e)

Other Non-Recurring
    Items                  (10,800) (f)            911 (g)              --                  --          136,341 (h)         --

Net Income                  $7,695              $8,316              $8,858              $3,309         $145,494         $9,728

Net Income  per
  Share - Basic              $1.47               $1.46               $1.35               $0.49 (i)           -- (i)      $0.52 (i)
        - Diluted            $1.44               $1.39               $1.31               $0.48 (i)           -- (i)      $0.52 (i)

                            As of               As of               As of               As of               As of        As of
                         12/30/2000          01/01/2000           01/02/99            01/03/98            06/04/97      12/28/96
                         ----------          ----------           --------            --------            --------      --------

Total Assets               $87,702             $69,000             $67,804            $ 61,051          $77,789       $237,661

Assets of Product Lines
   Held for Sale  and           --                  --                  --                  --               --          3,003 (i)
   Disposition

Long-Term Debt
 (Including Capital
  Lease)                     3,126               4,052                  17                  49              108             --

NOTES TO SELECTED FINANCIAL DATA
--------------------------------

(a) Financial information for the thirty-one weeks ended January 3, 1998 represents the consolidated results of the reorganized entity after the consummation of the Plan.

(b) Financial information for the twenty-two weeks ended June 4, 1997 represents the audited consolidated results prior to the Company's consummation of the Plan. The income statement information includes the results of Castleberry and Sassco Fashions lines prior to their sale or spin-off in connection with the consummation of the Plan.

(c) The Company incurred reorganization costs in 1997 and 1996 while operating as a debtor in possession. Included in 1997 and 1996 is a provision of $0 and $652,000, respectively, for a write-down of a portion of the excess purchase price over net assets acquired in the 1984 leveraged buyout of The Leslie Fay Company, related to certain of the Company's product lines, which the Company believes will be unrecoverable.

(d) On January 2, 1994, the Company decided not to accrue interest on approximately $253,000,000 of pre-petition debt. During 1996, the Company had direct borrowings under a credit agreement with The First National Bank of Boston on 102 days in the second and third quarters, the highest amount of which was $28,672,000. Interest on direct borrowings was incurred at a rate of prime plus 1.5%.

(e) The Company recognized an income tax credit of $1,103,000 in 1996, representing a reduction of foreign income tax liabilities as a result of negotiated settlements on prior years' estimated taxes. The Company only paid state, local and foreign taxes in 1996.

(f) Amount reflects the gain recorded in the sale of the "HUE" trademark to the Kayser-Roth Corporation.

(g) The Company incurred $911,000 of other non-recurring, non-operating legal and administrative expense related to the merger with the Three Cities Funds.

(h)      Amount   consists  of  the   following   three   components:   gain  on
         sale/transfer of the Sassco Fashions line of $89,810,000 (net of $3,728,000 of income taxes), charge for revaluation of assets and liabilities pursuant to the adoption of fresh-start reporting of ($27,010,000) and gain on debt discharge (an extraordinary item) of $73,541,000.

(i) Net income per share for the thirty-one weeks ended January 3, 1998, was calculated based on 6,800,000 shares of new common stock, adjusted to give effect to the 2 for 1 stock split effected in July 1998, issued in connection with the consummation of the Plan. Earnings per common share for the twenty-two weeks ended June 4, 1997 is not presented because such presentation would not be meaningful. The old stock of 18,771,836 shares, used in calculating the net income (loss) per share in 1996, was canceled under the Plan and the new stock was not issued until June 4, 1997.

(j) The historical financial information presented for the Reorganized Company and the Predecessor company are not comparable.

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
                                               ========   ==========  ========= =========== ========== ========

                                                                                       ACCUMULATED
                                                                                          OTHER          TOTAL          TOTAL
                                                                     TREASURY STOCK    COMPREHENSIVE  STOCKHOLDERS'  COMPREHENSIVE
                                                                   SHARES      AMOUNT    INCOME          EQUITY         INCOME
                                                                 ------------------------------------------------------------------
BALANCE AT JANUARY 3, 1998
                                                                       --        $ --            $ --       $29,214
   Net Income
                                                                       --          --              --         8,858         $8,858
   New Stock Issuance
                                                                       --          --              --           232
   Treasury Stock Repurchase
                                                                      817     (4,623)              --       (4,623)
   Use of Pre-Consummation Deferred Taxes
                                                                       --          --              --         1,084
   SFAS No. 123 - Stock Option Compensation
                                                                       --          --              --         1,672

BALANCE AT JANUARY 2,1999                                             817    ($4,623)            $ --       $36,437

   Net Income                                                          --          --              --         8,316         $8,316

   New Stock Issuance                                                  --          --              --            82

   Treasury Stock Repurchase                                        1,000     (7,000)              --       (7,000)

   Use of Pre-Consummation Deferred Taxes                              --          --              --           997

   SFAS No. 123 - Stock Option Compensation                            --          --              --         1,309
                                                                 ===================================================================
BALANCE AT JANUARY 1, 2000                                          1,817    ($11,623            $ --       $40,141

   Net Income                                                          --          --              --         7,695          $7,695

   New Stock Issuance                                                  --          --              --            91

   Use of Pre-Consummation Deferred Taxes                              --          --              --         4,367

   SFAS No. 123 - Stock Option Compensation                            --          --              --           934

                                                                 ===================================================================
BALANCE AT DECEMBER 30, 2000                                        1,817    ($11,623            $ --       $53,228                -


   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    FIFTY-TWO            FIFTY-TWO          FIFTY-TWO
                                                                    WEEKS ENDE          WEEKS ENDED        WEEKS ENDED
                                                                    DECEMBER 30,         JANUARY 1,         JANUARY 2,
                                                                       2000                2000               1999
                                                                --------------        --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................            $7,695                $8,316             $8,858
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization.........................             2,324                 1,433                445
     Amortization of excess net assets acquired over equity            (1,898)               (4,572)            (4,572)
     Provision for possible losses on accounts receivable..                (2)                   --                (22)
     Provision for stock based compensation and stock
     option  grants........................................               963                 1,380              1,724
     Changes in assets and liabilities, net of impact of
     acquisition:
       Accounts receivable.................................           (10,437)                 (780)            (8,155)
       Inventories.........................................               946                 4,401           (10,354)
       Prepaid expenses and other current assets...........               934                (1,769)             (148)
       Deferred charges and other assets...................            (2,324)               (1,078)              (402)
       Accounts payable, accrued expenses and other current
          liabilities......................................             7,120                (1,480)               705

       Deferred liabilities................................               272                   386                334
       Use of pre-consummation deferred taxes..............             4,367                   997              1,084
                                                               --------------        --------------     --------------
         Total adjustments.................................             2,265                (1,082)           (19,361)
                                                               --------------        --------------     --------------
         Net cash provided by used in operating activities.             9,960                 7,234            (10,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures....................................           (1,426)                (1,965)            (2,331)
   Net cash paid for acquisitions..........................           (4,064)                   (97)            (1,250)
   Merger costs............................................                --                  (874)                --
                                                               --------------        --------------     --------------
         Net cash used in investing activities.............           (5,490)                (2,936)            (3,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings ...............................           100,478                65,851              1,162
   Repayment of borrowings ................................         (100,478)               (66,179)                --
   Proceeds from notes payable ............................                --                 5,000                 --
   Repayment of  notes payable ............................           (1,000)                  (834)                --
   Treasury stock repurchase...............................                --                (7,000)            (4,623)
   Proceeds from new stock issuance and options exercised..                68                    --                180
   Repayment of  capital lease obligations ................              (80)                   (48)              (144)
                                                               --------------        --------------     --------------
             Net cash used in financing activities.........           (1,012)                (3,210)            (3,425)
                                                               --------------        --------------     --------------
   Net  increase (decrease) in cash and cash equivalents...             3,458                 1,088            (17,509)

   Cash and cash equivalents, at beginning of period.......             2,034                   946             18,455
                                                               ==============        ==============     ==============

   Cash and cash equivalents, at end of period.............            $5,492                $2,034             $  946
                                                               ==============        ==============     ==============

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

         The reconciliation between the Company's effective income tax rate and the statutory Federal income tax rate is as follows:

                                            Fifty-Two            Fifty-Two             Fifty-Two
                                           Weeks Ended          Weeks Ended           Weeks Ended
                                          December 30,           January 1,           January 2,
                                               2000                 2000                 1999
                                         ---------------      ---------------       ---------------
Effective Tax Rate                             35.0%                 24.2%                26.6%

Net state tax                                 ( 6.5%)               ( 4.2%)              ( 5.6%)
Intangibles                                     5.5 %                14.2%                12.9%
Other                                         (  __ %               ( 0.2%)                0.1%
                                             -------               -------               ------

Federal statutory rate                         34.0%                 34.0%                34.0%
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

         The merger transaction also affected a modification of the Certificate of Incorporation of the Company that changed certain provisions regarding the approval of business combination transactions between the Company and an interested stockholder. Prior to such modification, such transactions required approval of at least 80% of the outstanding shares of Common Stock and at least 80% of the outstanding shares of Common Stock not owned by the interested stockholder or its affiliates, except that the 80% approval requirements did not apply if the transaction was approved by the directors who were such before the interested stockholder became such or if the transaction met certain "fair price" requirements. After such modification, such transactions require approval by at least two-thirds of the outstanding shares of Common Stock and more than 50% of the outstanding shares of Common Stock voting on such matter which are not owned by the interested stockholder or its affiliates, except that such approval requirements do not apply if at least 75% of the Company's independent directors approve the transaction or it meets certain "fair price" requirements.

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

12.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

         The components of accrued expenses and other current liabilities are as follows:

  (In thousands)                        December 30,        January 1,
                                           2000                2000
                                        ------------        ----------

  Bonus and Profit Sharing                 $ 2,934           $ 2,261
  Accrued Acquisition Costs                    269               251
  Duty                                       1,619             1,510
  Vacation                                     710               724
  Professional Fees                            400               321
  Other                                      4,092             3,054
                                           -------           -------
        Total                              $10,024           $ 8,121
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
                                        ========          =======    =========         ========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 12th day of July, 2001.

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

23.1               Consent of Arthur Andersen LLP.(14)

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

(13) Filed with the original Form 10-K for the fiscal year ended December 30, 2000.

(14)     Filed herewith.

* Management contract or compensation plan or arrangement required to be noted as provided in Item 14 (a) (3).