Form 10-Q/A
period 2001-03-31
FAY LESLIE CO INC
filed 2001-07-12
CIK 796226

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

                                                          -4-

                                     THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)
                                                       UNAUDITED

                                                                            THIRTEEN                   THIRTEEN
                                                                           WEEKS ENDED                WEEKS ENDED
                                                                           MARCH 31,                   APRIL 1,
                                                                              2001                       2000
                                                                      ------------------          ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................            $ 1,177                      $3,302
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization...................................                621                         479
     Amortization of excess net assets acquired over equity..........                  -                     (1,143)
     Provision for possible losses on accounts receivable............                (2)                         (2)
     Provision for stock based compensation and stock option grants..                 22                         250
     Loss on sale of fixed assets....................................                 15                           -
     Changes in assets and liabilities, net of impact of acquisitions:
       Accounts receivable...........................................           (10,946)                      (27,403)
       Inventories...................................................              7,364                         8,035
       Prepaid expenses and other current assets.....................                 90                         1,262
       Deferred charges and other assets.............................                 12                         (436)
       Accounts payable, accrued expenses and other current
          liabilities................................................            (7,822)                       4,976
       Income taxes payable..........................................                  -                         181
       Deferred liabilities..........................................                 50                          85
     Changes due to reorganization activities:
       Use of pre-consummation deferred taxes........................                307                         795
                                                                      ------------------          ------------------
         Total adjustments...........................................           (10,289)                    (12,921)
                                                                      ------------------          ------------------
         Net cash used in operating activities.......................            (9,112)                     (9,619)
                                                                      ------------------          ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..............................................              (169)                       (238)
   Net cash paid for acquisition.....................................                  -                     (3,104)
   Merger costs......................................................              (289)                           -
                                                                      ------------------          ------------------
         Net cash used in investing activities.......................              (458)                     (3,342)
                                                                      ------------------          ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings..........................................             23,816                      31,464
   Repayment of borrowings...........................................           (18,774)                    (19,463)
   Repayment of notes payable........................................              (250)                       (250)
   Repayment of capital leases ......................................               (22)                        (19)
   Proceeds from new stock issuance and options exercised ...........                  -                          62
                                                                      ------------------          ------------------
             Net cash provided by financing activities...............              4,770                      11,794
                                                                      ------------------          ------------------
   Net (decrease) in cash and cash equivalents.......................             (4,800)                     (1,167)

   Cash and cash equivalents, at beginning of period.................              5,492                       2,034
                                                                      ------------------          ------------------
   Cash and cash equivalents, at end of period.......................             $  692                     $   867
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

Date:  July 12, 2001                   THE LESLIE FAY COMPANY, INC.
                                            (Company)



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