Form 10-Q
period 2001-06-30
FAY LESLIE CO INC
filed 2001-08-14
CIK 796226

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


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001          COMMISSION FILE NO. 1-9196

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

Yes   X    No
    ------   ------


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X    No
    ------   ------


There were 5,939,452 shares of Common Stock outstanding at June 30, 2001.

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

Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
                     and December 30, 2000, respectively............................3

                  Consolidated Statements of Operations (Unaudited) for the
                     Twenty-six Weeks Ended June 30, 2001 and
                     July 1, 2000, respectively.....................................4

                  Consolidated Statements of Operations (Unaudited) for the
                     Thirteen Weeks Ended June 30, 2001 and
                     July 1, 2000, respectively.....................................5

                  Consolidated Statements of Cash Flows (Unaudited) for the
                    Twenty-six Weeks Ended June 30, 2001 and
                    July 1, 2000, respectively......................................6

Notes to Consolidated Financial Statements..........................................7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................11

Item 3.  Quantitative and Qualitative Disclosures

                  About Market Risk................................................17

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................17
Item 2.  Changes in Securities.....................................................17
Item 3.  Defaults Upon Senior Securities...........................................17
Item 4.  Submission of Matters to a Vote of Security Holders.......................17
Item 5.  Other Information.........................................................17
Item 6.  Exhibits and Reports on Form 8-K..........................................17

SIGNATURES.........................................................................18


                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PAR VALUE SHARE DATA)


                                                                               UNAUDITED                AUDITED
                                                                                JUNE 30,              DECEMBER 30,
                                ASSETS                                            2001                    2000
                                                                            ------------------      ------------------

Current Assets:
    Cash and cash equivalents.......................................                  $ 9,139                 $ 5,492
    Restricted cash and cash equivalents............................                    3,463                   3,450
    Accounts receivable- net of allowances for possible losses of
       $7,444 and $7,585, respectively..............................                   17,163                  27,877
    Inventories.....................................................                   32,482                  35,818
    Prepaid expenses and other current assets.......................                    3,729                   1,775
                                                                            ------------------      ------------------
       Total Current Assets.........................................                   65,976                  74,412
    Property, plant and equipment, at cost, net of accumulated
       depreciation of $4,040 and $3,126, respectively..............                    2,958                   3,625
    Excess of purchase price over net assets acquired-net of accumulated
       amortization of $1,248 and $980, respectively...............                     5,315                   5,680
    Deferred charges and other assets...............................                    4,424                   3,985
                                                                            ------------------      ------------------
                                                                                     $ 78,673                $ 87,702
    Total Assets....................................................
                                                                            ==================      ==================
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Short term debt.................................................                  $ 1,000                 $ 1,000
    Accounts payable................................................                   10,054                  15,648
    Accrued expenses and other current liabilities..................                    6,188                  10,024
    Accrued expenses and other current confirmation liabilities.....                    3,463                   3,450
    Current portion of capitalized leases...........................                       95                      91
                                                                            ------------------      ------------------
       Total Current Liabilities....................................                   20,800                  30,213

    Long term note payable..........................................                    2,500                   3,000
    Long term debt-capitalized leases...............................                       77                     126
    Deferred liabilities............................................                    1,235                   1,135
                                                                            ------------------      ------------------

    Total Liabilities...............................................                   24,612                  34,474
                                                                            ------------------      ------------------

Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; 500 shares authorized, no
     shares issued and outstanding...................................                      --                      --
 Common stock, $.01 par value; 20,000 shares authorized,
     7,757 and 7,498 shares issued, respectively....................                       78                      75
 Capital in excess of par value.....................................                   39,291                  38,451
 Notes receivable from stock sale...................................                   (1,853)                 (1,853)
 Retained earnings..................................................                   28,168                  28,178
                                                                            ------------------      ------------------
    Subtotal........................................................                   65,684                  64,851
 Treasury stock, at cost ; 1,817 shares.............................                  (11,623)                (11,623)
    Total Stockholders' Equity......................................                   54,061                  53,228
                                                                            ------------------      ------------------
 Total Liabilities and Stockholders' Equity.........................                 $ 78,673                $ 87,702
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



                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                    UNAUDITED

                                                                         TWENTY-SIX                TWENTY-SIX
                                                                         WEEKS ENDED               WEEKS ENDED
                                                                          JUNE 30,                   JULY 1,
                                                                            2001                      2000
                                                                   ----------------------     -------------------

Net Sales.......................................................              $ 95,669                  $112,234
 Cost of Sales..................................................                73,991                    87,013
                                                                       ---------------           ---------------
   Gross profit.................................................                21,678                    25,221
                                                                       ---------------           ---------------
Operating Expenses:
      Selling, warehouse, general and
          administrative expenses...............................                19,180                    20,493
   Non-cash stock based compensation............................                    43                       467
   Depreciation and amortization expense........................                 1,120                       974
                                                                       ---------------           ---------------
       Total operating expenses.................................                20,343                    21,934
   Other income.................................................                 (328)                     (693)
   Amortization of excess revalued net assets acquired
         over equity............................................                    --                   (1,897)
                                                                       ---------------           ---------------
   Total operating expenses, net................................                20,015                    19,344
                                                                       ---------------           ---------------
   Operating income.............................................                 1,663                     5,877

Interest and Financing Costs....................................                   854                     1,543
Other Expenses..................................................                   825                        --
                                                                       ---------------           ---------------
   (Loss) Income before taxes...................................                  (16)                     4,334
(Benefit) Provision for Taxes...................................                   (6)                       973
                                                                       ---------------           ---------------
   Net (Loss) Income ...........................................                $ (10)                   $ 3,361
                                                                       ===============           ===============
   Net (Loss) Income per Share - Basic..........................              $ (0.00)                    $ 0.66
                                                                       ===============           ===============
                               - Diluted........................              $ (0.00)                    $ 0.63
                                                                       ===============           ===============
Weighted Average Shares Outstanding - Basic.....................             5,803,383                 5,069,512
                                                                       ===============           ===============
                                    - Diluted...................             5,803,383                 5,343,487
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



                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                    UNAUDITED

                                                                          THIRTEEN                 THIRTEEN
                                                                        WEEKS ENDED              WEEKS ENDED
                                                                          JUNE 30,                 JULY 1,
                                                                            2001                     2000
                                                                       --------------            -----------
Net Sales.......................................................              $39,539                $45,297
 Cost of Sales..................................................               32,296                 35,716
                                                                       --------------            -----------
   Gross profit.................................................                7,243                  9,581
                                                                       --------------            -----------
Operating Expenses:
      Selling, warehouse, general and
          administrative expenses...............................                8,416                  9,889
   Non-cash stock based compensation............................                   21                    217
   Depreciation and amortization expense........................                  545                    534
                                                                       --------------            -----------
       Total operating expenses.................................                8,982                 10,640

   Other income.................................................                (271)                   (346)
   Amortization of excess revalued net assets acquired
         over equity............................................                   --                   (755)
                                                                       --------------            -----------
   Total operating expenses, net................................                8,711                  9,539
                                                                       --------------            -----------
   Operating (loss) income......................................              (1,468)                     42

Interest and Financing Costs....................................                  294                    681
Other Expenses..................................................                  284                     --
                                                                       --------------            -----------
   (Loss) before taxes..........................................              (2,046)                   (639)

Benefit for Taxes...............................................                (859)                   (698)
                                                                       --------------            -----------
   Net (Loss) Income ...........................................            $ (1,187)                  $  59
                                                                       ==============            ===========

   Net (Loss) Income per Share - Basic..........................             $ (0.20)                 $ 0.01
                                                                       ==============            ===========
                                           - Diluted............             $ (0.20)                 $ 0.01
                                                                       ==============            ===========

Weighted Average Shares Outstanding - Basic.....................            5,926,073              5,073,138
                                                                       ==============            ===========
                                                     - Diluted..            5,926,073              5,189,964
                                                                       ==============            ===========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.



                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                           TWENTY-SIX                   TWENTY-SIX
                                                                           WEEKS ENDED                  WEEKS ENDED
                                                                            JUNE 30,                      JULY 1,
                                                                              2001                          2000
                                                                         -------------                 ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income ................................................             $ (10)                     $ 3,361
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...................................              1,215                       1,054
     Amortization of excess net assets acquired over equity..........                  -                     (1,897)
     Provision for possible losses on accounts receivable............               (26)                         (4)
     Provision for stock based compensation and stock option grants..                 43                         467
     Loss on sale of fixed assets....................................                 17                           -
     Changes in assets and liabilities, net of impact of acquisitions:
       Accounts receivable...........................................             10,740                      (6,223)
       Inventories...................................................              3,336                       3,598
       Prepaid expenses and other current assets.....................            (1,954)                         856
       Deferred charges and other assets.............................              (439)                      (2,092)
       Accounts payable, accrued expenses and other current
          liabilities................................................            (9,009)                       2,647
       Income taxes payable..........................................                  -                         222
       Deferred liabilities..........................................                101                         158
     Changes due to reorganization activities:
       Use of pre-consummation deferred taxes........................                  -                         927
                                                                           -------------                 ------------
         Total adjustments...........................................              4,024                        (287)
                                                                           -------------                 ------------
         Net cash provided by operating activities...................              4,014                       3,074
                                                                           -------------                 ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..............................................               (297)                       (960)
   Net cash paid for acquisition.....................................                  -                      (4,943)
   Merger costs......................................................               (328)                          -
                                                                           -------------                 ------------
         Net cash used in investing activities.......................               (625)                     (5,903)
                                                                           -------------                 ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings..........................................             32,113                      56,201
   Repayment of borrowings...........................................            (32,113)                    (54,036)
   Repayment of notes payable........................................               (500)                       (500)
   Repayment of capital leases ......................................                (45)                        (38)
   Proceeds from new stock issuance and options exercised ...........                803                          62
                                                                           -------------                 ------------
             Net cash provided by financing activities...............                258                       1,689
                                                                           -------------                 ------------
   Net increase (decrease) in cash and cash equivalents..............              3,647                      (1,140)
   Cash and cash equivalents, at beginning of period.................              5,492                       2,034
                                                                           -------------                 ------------
   Cash and cash equivalents, at end of period.......................            $ 9,139                      $  894
                                                                           =============                 ============

   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

1.       BASIS OF PRESENTATION:

         The consolidated financial statements included herein have been prepared by The Leslie Fay Company, Inc. and subsidiaries ("Leslie Fay" and the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the Fiscal Year ended December 30, 2000 (the "2000 Form 10-K"). Interim taxes were provided based on the Company's estimated effective tax rate for the year.

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

2.       PROPOSAL TO ACQUIRE OUTSTANDING SHARES:

         On March 27, 2001, as amended on April 27, 2001, the Company signed a merger agreement under the terms of which its majority stockholders, Three Cities Fund II, L.P. and Three Cities Offshore II, C.V. (collectively, "Three Cities Funds") which collectively own approximately 50% of the shares of the common stock of the Company, on a fully diluted basis, will acquire the remaining stock of the Company not owned by Three Cities Funds and their affiliates and certain members of management of Leslie Fay for a cash price of $5.00 per share. On Friday, January 12, 2001, the trading day prior to Three Cities' Funds original proposal, the closing price of the Company's common stock was $2.81. The transaction is subject to stockholder approval and other customary conditions. If consummated, Leslie Fay shares would no longer be publicly traded.

         On May 1, 2001, the Company's second largest stockholder, John Constable d/b/a Constable Asset Management, Ltd. and certain entities affiliated with him, signed a Contribution and Subscription Agreement whereby they will contribute their 442,408 shares to affiliates of Three Cities Funds for which they will receive the equivalent proportion of shares in the post- merger company. A revised draft proxy statement with respect to the transaction was filed with the SEC for its further review. Following clearance of the proxy soliciting material by the SEC, a proxy statement will be furnished to stockholders, and the Company expects a meeting of stockholders to be held in September. As a result of the transaction, and assuming no dissenting shares, Three Cities Funds will acquire approximately 1,589,522 additional shares of Leslie Fay common stock and will own in the aggregate approximately 81.4% of the total shares of Leslie Fay.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


3.       INVENTORIES:

         Inventories consist of the following:
                                                (Unaudited)
                                                 June 30,          December 30,
                                                   2001                2000
                                                 ------------------------------
  (In thousands)

  Raw materials                                   $ 16,144           $15,032
  Work in process                                    3,909             1,561
  Finished goods                                    12,429            19,225
                                                  --------           -------
     Total inventories                             $32,482           $35,818
                                                  ========           =======

4.       DEBT:

         On June 2, 1997, in preparation for the consummation of the Amended Joint Plan of Reorganization ("the Plan"), a wholly-owned subsidiary of the Company entered into a two-year financing agreement (the "CIT Credit Agreement") with The CIT Group/Commercial Services, Inc. ("CIT"), which was amended on August 25, 1999 to extend the agreement through June 2, 2004, to provide direct borrowings and to issue letters of credit on the Company's behalf. Direct borrowings bear interest at prime minus 0.25% (7.75% at June 30, 2001) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. There were no direct borrowings outstanding under the CIT Credit Agreement and approximately $8,725,000 was committed under unexpired letters of credit as of June 30, 2001. On June 30, 2001, the Company had a net borrowing availability under the CIT Credit Agreement of $29,041,000 in excess of direct borrowings and amounts committed under the unexpired letters of credit. The peak credit line utilization during the twenty-six weeks ended June 30, 2001 was $19,642,000, which consisted of direct borrowings of $9,294,000 and unexpired letters of credit of $10,348,000.

         Additionally, the Company borrowed, through a five year term note payable, $5,000,000 at an interest rate of prime plus 200 basis points (10.00% at June 30, 2001) which was used to repurchase the Company's common stock. As of June 30, 2001 the principal balance outstanding on the note payable was $3,500,000.

         On April 9, 2001, the Company's Credit Agreement was amended to reduce the advance rate on eligible accounts receivable to 75% from 85%. This was to reflect the higher dilution rate on accounts receivable the Company is experiencing. At the same time, the Company's factoring agreement with CIT was modified to reduce the factoring fee from 0.40% of sales to 0.15% of sales. Under the revised factoring agreement, the Company will perform its own collection and cash processing functions and bad debts will be shared equally with CIT on aggregate losses in excess of $50,000 in any fiscal year.

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

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

5.       INCOME TAXES:

         The (benefit) provision for federal, state and local income taxes is ($6,000) and $973,000 for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively and ($859,000) and ($698,000) for the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively. Federal and state income taxes payable are partially offset by the utilization of pre-consummation net operating loss carryforwards. The utilization in 2001 of pre-consummation net operating loss carryforwards for federal income tax purposes is limited to approximately $1,500,000.

6.       ACCOUNTING FOR STOCK OPTION COMPENSATION:

         Under the provisions of Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock Based Compensation," the Company has recorded $43,000 and $467,000 of non-cash stock based compensation expense for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively and $21,000 and $217,000 for the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively. These amounts were offset as adjustments to Capital in excess of par value in the Consolidated Balance Sheets.

7.       NET INCOME PER SHARE:

         For the twenty-six weeks ended June 30, 2001 and July 1, 2000, the basic weighted average common shares outstanding was 5,803,383 and 5,069,512 respectively, and the weighted average shares outstanding assuming dilution was 5,803,383 and 5,343,487 respectively. The difference of -0- and 273,975 respectively, represents the incremental dilution of shares upon exercise of dilutive stock options.

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

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

9.       NEW ACCOUNTING PRONOUNCEMENTS:

         In April 2001, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. While the impact of this consensus on the Company's consolidated financial statements is still being evaluated, it is expected to only impact revenue and expense classifications and not change reported net income. In accordance with the consensus, the Company will adopt the required issue effective December 30, 2001.

         In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separate or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001 will be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety.

         The Company is currently assessing the impact of the adoption of these statements. Amortization of goodwill and other intangibles was $623,000, $268,000 and $132,000 for the year ended December 30, 2000 and the twenty-six and thirteen weeks ended June 30, 2001, respectively excluding $1,898,000 of amortization of excess revalued net assets over equity recognized during the year ended December 30, 2000.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
------    ----------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
            ----------------------------------------------

(A)  RESULTS OF  OPERATIONS

TWENTY-SIX WEEKS ENDED JUNE 30, 2001 AS COMPARED TO
TWENTY-SIX WEEKS ENDED JULY 1, 2000

         The Company recorded net sales of $95,669,000 for the twenty-six weeks ended June 30, 2001, compared with $112,234,000 for the twenty-six weeks ended July 1, 2000, a net decrease of $16,565,000 or 14.8%. Excluding net sales during the twenty-six weeks ended June 30, 2001 and July 1, 2000 generated by the discontinued Reggio brand of $111,000 and $5,174,000, respectively and $12,518,000 and $13,064,000, respectively generated from the Liz Claiborne Dress brand license, acquired February 15, 2000, the Dress product lines comparable net sales decreased $11,205,000 or 15.1%. The decrease in net sales for the comparable Dress product lines resulted from increased price concessions made to the Company's retail customers, reduced production for the Spring season against the comparable year ago period and a change in the retail calendar followed by many of the Company's department store customers that added a fifty-third week to their 2000 retail fiscal year. The planned decrease in Spring season production reduced the level of inventory sold at close out prices. The additional week in the fiscal 2000 retail calendar extended the normal start dates for orders from the twenty-fifth day of each month into the following month, thereby shifting sales forward. The Company expects this trend to continue throughout the fiscal year ending December 29, 2001. Comparable net sales for the Sportswear product lines, excluding $1,702,000 and $82,000 generated by the newly acquired Cynthia Steffe sportswear brand during the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively and excluding $32,000 and $3,496,000 of net sales of the discontinued Leslie Fay Sportswear brand during the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively, increased $2,093,000 or 12.9% over the year ago period. This increase occurred as a result of additional sales within the Haberdashery by Leslie Fay brand, generated by the restructuring of the product offering during fiscal 2000, offset by lower shipments under the Joan Leslie brand as a result of the change in the retail sales calendar discussed above.

         Gross profit was $21,678,000 and 22.7% of net sales compared with $25,221,000 and 22.5% for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively. Excluding gross profit during the twenty-six weeks ended June 30, 2001 and July 1, 2000 of $4,000 and $597,000, respectively, generated by the discontinued Reggio brand and $1,651,000 and $2,567,000, respectively, generated from the Liz Claiborne Dress brand license, the Dress product lines comparable gross profit decreased $2,838,000 or 16.4% while the percent to net sales decreased to 22.9% from 23.3% for the comparable period ended July 1, 2000. The lower gross profit contributed by the Dress lines resulted from the additional price concessions and lower sales volume discussed previously. The gross profit produced by the Sportswear lines, excluding $120,000 and ($31,000) generated by the Cynthia Steffe sportswear brand during the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively and $10,000 and ($4,000) generated by the discontinued Leslie Fay Sportswear brand during the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively increased by $639,000 while the percent to net sales increased to 29.8% from 29.7% for the comparable period ended July 1, 2000.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

         Selling, warehouse, general and administrative expenses were $19,180,000 and 20.0% of net sales and $20,493,000 and 18.3% of net sales for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively. The expense decrease resulted from expense reductions made by the Company during the first half of fiscal 2001 and the closure of the Reggio brand during the fourth quarter of fiscal 2000, offset by the additional operating costs of the Cynthia Steffe brand and Liz Claiborne Dress license acquired during the first half of 2000.

          Non-cash stock based compensation for stock options and outside director compensation for the twenty-six weeks ended June 30, 2001 and July 1, 2000 was $43,000 and $467,000, respectively. The compensation expensed under SFAS No.123, "Accounting for Stock Based Compensation" decreased during the twenty-six weeks ended June 30, 2001 due to the full vesting and recognition of all of the senior management stock options outstanding during fiscal 2000.

         Other income, consisting primarily of royalty income, was $328,000 and $693,000 for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively. The decrease of $365,000 was due to the reduced licensing revenues of $600,000 that resulted from the sale of the "HUE" trademark during the fourth quarter of fiscal 2000 offset by additional royalty revenues generated during the twenty-six weeks ended June 30, 2001.

         Depreciation and amortization expense for the twenty-six weeks ended June 30, 2001 and July 1, 2000, was $1,120,000 and $974,000 respectively. The increase was due to the acquisition of fixed assets since the Company's June 4, 1997 emergence from bankruptcy. In addition, the Company recognized income of $1,897,000 for the twenty-six weeks ended July 1, 2000, from amortization of excess revalued net assets acquired over equity under fresh start reporting. The excess of revalued net assets was fully amortized in the second quarter of 2000.

         Interest and financing costs were $854,000 and $1,543,000 for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively. Included in the interest and financing costs was $192,000 and $260,000, respectively for the interest on the $5,000,000 term note entered into on August 25, 1999 for the twenty-six weeks ended June 30, 2001 and July 1, 2000. The additional working capital generated by the sale of the "HUE" trademark resulted in lower borrowings during the twenty-six weeks ended June 30, 2001 as compared to the twenty-six weeks ended July 1, 2000 which resulted in lower interest expenses incurred.

         Other expenses of $825,000 were recorded during the twenty-six weeks ended June 30, 2001 to provide for non-operating legal fees incurred as a result of the Three Cities proposal to acquire approximately 27% of the outstanding shares of common stock of the Company.

          The (benefit) provision for federal, state and local income taxes was ($6,000) and $973,000 for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively. The change in the effective tax rate is primarily due to the excess of revalued net assets acquired over equity under fresh-start reporting that was fully amortized in the second quarter of fiscal year 2000.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

THIRTEEN WEEKS ENDED JUNE 30, 2001 AS COMPARED TO
THIRTEEN WEEKS ENDED JULY 1, 2000

         The Company recorded net sales of $39,539,000 for the thirteen weeks ended June 30, 2001, compared with $45,297,000 for the thirteen weeks ended July 1, 2000, a net decrease of $5,758,000 or 12.7%. Excluding net sales during the thirteen weeks ended June 30, 2001 and July 1, 2000 generated by the discontinued Reggio brand of $41,000 and $1,913,000, respectively the Dress product lines comparable net sales decreased $6,734,000 or 17.3%. The decrease in net sales for the comparable Dress product lines resulted from increased price concessions made to the Company's retail customers and a change in the retail calendar followed by many of the Company's department store customers that added a fifty-third week to their 2000 retail fiscal year. The additional week in the fiscal 2000 retail calendar extended the normal start dates for orders from the twenty-fifth day of each month into the following month, thereby shifting sales forward. The Company expects this trend to continue throughout the fiscal year ending December 29, 2001. Comparable net sales for the Sportswear product lines, excluding $1,054,000 and $82,000 generated by the newly acquired Cynthia Steffe sportswear brand during the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively and excluding $6,000 and ($278,000) of net sales (returns) of the discontinued Leslie Fay Sportswear brand during the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively, increased $1,592,000 or 34.3% over the year ago period. This increase occurred as a result of additional sales within the Haberdashery by Leslie Fay brand, generated by the restructuring of the product offering during fiscal 2000.

         Gross profit was $7,243,000 and 18.3% of net sales compared with $9,581,000 and 21.2% for the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively. Excluding gross profit during the thirteen weeks ended June 30, 2001 and July 1, 2000 of $5,000 and $250,000, respectively, generated by the discontinued Reggio brand the Dress product lines comparable gross profit decreased $3,130,000 or 36.3% while the percent to net sales decreased to 17.1% from 22.2% for the comparable period ended July 1, 2000. The lower gross profit contributed by the Dress lines resulted from the increased price concessions and lower sales volume discussed previously. The gross profit produced by the Sportswear lines, excluding ($49,000) and ($31,000) generated by the Cynthia Steffe sportswear brand during the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively and $11,000 and ($429,000) generated by the discontinued Leslie Fay Sportswear brand during the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively increased by $615,000 while the percent to net sales increased to 28.4% from 24.9% for the comparable period ended July 1, 2000. This increase resulted from lower sales deductions realized by the Company's Haberdashery by Leslie Fay brand.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


         Selling, warehouse, general and administrative expenses were $8,416,000 and 21.3% of net sales and $9,889,000 and 21.8% of net sales for the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively. The expense decrease resulted from expense reductions made by the Company during the thirteen weeks ended June 30, 2001 and the closure of the Reggio brand during the fourth quarter of fiscal 2000.

          Non-cash stock based compensation for stock options and outside director compensation for the thirteen weeks ended June 30, 2001 and July 1, 2000 was $21,000 and $217,000, respectively. The compensation expensed under SFAS No.123, "Accounting for Stock Based Compensation" decreased during the thirteen weeks ended June 30, 2001 due to the full vesting and recognition of all of the senior management stock options outstanding during fiscal 2000.

         Other income, consisting primarily of royalty income, was $271,000 and $346,000 for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively. The decrease of $75,000 was due to the reduced licensing revenues of $300,000 that resulted from the sale of the "HUE" trademark during the fourth quarter of fiscal 2000 offset by additional royalty revenues generated during the thirteen weeks ended June 30, 2001.

         Depreciation and amortization expense for the thirteen weeks ended June 30, 2001 and July 1, 2000, was $545,000 and $534,000, respectively. In addition, the Company recognized income of $755,000 for the thirteen weeks ended July 1, 2000, from amortization of excess revalued net assets acquired over equity under fresh start reporting. The excess of revalued net assets was fully amortized in the second quarter of 2000.

         Interest and financing costs were $294,000 and $681,000 for the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively. Included in the interest and financing costs was $86,000 and $129,000 for the interest on the $5,000,000 term note entered into on August 25, 1999 for the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively. The additional working capital generated by the sale of the "HUE" trademark resulted in lower borrowings during the thirteen weeks ended June 30, 2001 as compared to the thirteen weeks ended July 1, 2000 which resulted in lower interest expenses incurred.

         Other expenses of $284,000 were recorded during the thirteen weeks ended June 30, 2001 to provide for non-operating legal fees incurred as a result of the Three Cities proposal to acquire approximately 27% of the outstanding shares of common stock of the Company.

          The benefit for federal, state and local income taxes was ($859,000) and ($698,000) for the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively. The change in the effective tax rate is primarily due to the excess of revalued net assets acquired over equity under fresh-start reporting that was fully amortized in the second quarter of fiscal year 2000.

                 THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


(B) LIQUIDITY AND CAPITAL RESOURCES

          The sixth amendment of the CIT Credit Agreement provides a working capital facility commitment of $52,000,000, including a $30,000,000 sublimit on letters of credit. As of June 30, 2001 the Company was utilizing approximately $8,725,000 under the CIT Credit Agreement for letters of credit, and there were no outstanding cash borrowings. On June 30, 2001, the Company had a net borrowing availability under the CIT Credit Agreement of $29,041,000 in excess of direct borrowings and amounts committed under the unexpired letters of credit. The peak credit line utilization during the twenty-six weeks ended June 30, 2001 was $19,642,000, which consisted of direct borrowings of $9,294,000 and unexpired letters of credit of $10,348,000.

         At June 30, 2001, the Company's unrestricted cash and cash equivalents amounted to $9,139,000. Unrestricted working capital increased $977,000 to $41,713,000 during the twenty-six weeks ended June 30, 2001. The changes in the components of unrestricted working capital were: an increase in cash and cash equivalents of $3,647,000; a decrease in net accounts receivable of $10,714,000; a decrease in inventories of $3,336,000; an increase in prepaid expenses and other current assets of $1,954,000 and a decrease of $9,426,000 in total current liabilities. The changes in unrestricted working capital are primarily due to the seasonality of the business. Total current liabilities decreased mostly from the timing of liabilities due.

         Although the Company's results of operations indicated a net loss of $10,000 for the twenty-six weeks ended June 30, 2001, these results are not indicative of results for an entire year.

         Capital expenditures were $297,000 for the twenty-six weeks ended June 30, 2001. Capital expenditures are expected to be approximately $1,000,000 for fiscal year 2001. The anticipated capital expenditures for the remainder of the year are primarily related to improvements in management information systems and improvements in the distribution facility. The Company believes that its financing arrangements and anticipated level of internally generated funds will be sufficient to finance its capital spending during the remainder of 2001.

         The Company may pay cash dividends or repurchase its stock under the CIT Credit Agreement as long as those disbursements do not cause the Company to be in violation of the restrictive covenants and the cumulative stock repurchase or distribution of dividends does not exceed the dividend and stock repurchase basket. At the end of the fiscal quarter ended June 30, 2001 the Company may borrow up to $7,876,000 for stock repurchase or dividend distribution. The Company has no plans to pay cash dividends in the foreseeable future.

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

Date:  August 14, 2001                 THE LESLIE FAY COMPANY, INC.
                                       (Company)



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