Form 10-Q
period 2001-09-29
FAY LESLIE CO INC
filed 2001-11-13
CIK 796226

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period ended September 29, 2001               Commission File No. 1-9196


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

Yes   X    No
    ----     ----


There were 5,939,452 shares of Common Stock outstanding at September 29, 2001.
================================================================================

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES


                                      INDEX

                                                                        Page No.
                                                                        --------

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements:

               Consolidated Balance Sheets as of September 29, 2001
                (Unaudited) and December 30, 2000, respectively................3

               Consolidated Statements of Operations (Unaudited) for the
                Thirty-nine Weeks Ended September 29, 2001 and
                September 30, 2000, respectively...............................4

               Consolidated Statements of Operations (Unaudited) for the
                Thirteen Weeks Ended September 29, 2001 and
                September 30, 2000, respectively...............................5

               Consolidated Statements of Cash Flows (Unaudited) for the
                Thirty-nine Weeks Ended September 29, 2001 and
                September 30, 2000, respectively...............................6

Notes to Consolidated Financial Statements.....................................7

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................11

Item 3.     Quantitative and Qualitative Disclosures
               About Market Risk..............................................17

PART II  -  OTHER INFORMATION

Item 1.     Legal Proceedings.................................................17
Item 2.     Changes in Securities.............................................17
Item 3.     Defaults Upon Senior Securities...................................17
Item 4.     Submission of Matters to a Vote of Security Holders...............17
Item 5.     Other Information.................................................17
Item 6.     Exhibits and Reports on Form 8-K..................................17

SIGNATURES....................................................................18

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (In thousands, except par value share data)

                                                                                        UNAUDITED                  AUDITED
                                                                                       September 29,             December 30,
                                             ASSETS                                        2001                     2000
                                                                                 ---------------------      ---------------------
Current Assets:
     Cash and cash equivalents.................................................. $       6,039              $       5,492
     Restricted cash and cash equivalents.......................................         3,375                      3,450
     Accounts receivable- net of allowances for possible losses
       of $7,680 and $7,585, respectively.......................................        25,784                     27,877
     Inventories................................................................        26,775                     35,818
     Prepaid expenses and other current assets..................................         3,350                      1,775
                                                                                 -------------              -------------
       Total Current Assets.....................................................        65,323                     74,412
     Property, plant and equipment, at cost, net of accumulated
       depreciation of $4,447 and $3,126, respectively..........................         2,637                      3,625
     Excess of purchase price over net assets acquired-net of
       accumulated amortization of $1,379 and $980, respectively................         5,184                      5,680
     Deferred charges and other assets..........................................         5,278                      3,985
                                                                                 -------------              -------------
     Total Assets............................................................... $      78,422              $      87,702
                                                                                 =============              =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short term debt............................................................ $       1,000              $       1,000
     Accounts payable...........................................................        10,821                     15,648
     Accrued expenses and other current liabilities.............................         6,490                     10,024
     Accrued expenses and other current confirmation liabilities................         3,375                      3,450
     Current portion of capitalized leases......................................            98                         91
                                                                                 -------------              -------------
        Total Current Liabilities...............................................        21,784                     30,213

     Long term note payable.....................................................         2,250                      3,000
     Long term debt-capitalized leases..........................................            52                        126
     Deferred liabilities.......................................................         1,328                      1,135
                                                                                 -------------              -------------
     Total Liabilities..........................................................        25,414                     34,474
                                                                                 -------------              -------------
Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.01 par value; 500 shares authorized, no
     shares issued and outstanding..............................................            --                         --
Common stock, $.01 par value; 20,000 shares authorized,
     7,757 and 7,498 shares issued, respectively................................            78                         75
Capital in excess of par value..................................................        39,312                     38,451
Notes receivable from stock sale................................................        (1,853)                    (1,853)
Retained earnings...............................................................        27,094                     28,178
                                                                                 -------------              -------------
     Subtotal...................................................................        64,631                     64,851
 Treasury stock, at cost: 1,817 shares..........................................       (11,623)                   (11,623)
                                                                                 -------------              -------------
     Total Stockholders' Equity.................................................        53,008                     53,228
                                                                                 -------------              -------------
 Total Liabilities and Stockholders' Equity..................................... $      78,422              $      87,702
                                                                                 =============              =============


   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                    UNAUDITED


                                                                                  Thirty-nine                     Thirty-nine
                                                                                  Weeks Ended                     Weeks Ended
                                                                                 September 29,                   September 30,
                                                                                     2001                            2000
     Net Sales.................................................................. $    144,172                  $     173,281
     Cost of Sales..............................................................      114,588                        133,718
                                                                                  -----------                    -----------
     Gross profit...............................................................       29,584                         39,563
                                                                                  -----------                    -----------
     Operating Expenses:
        Selling, warehouse, general and
          administrative expenses...............................................       28,244                         32,243
     Non-cash stock based compensation..........................................           64                            643
     Depreciation and amortization expense......................................        1,612                          1,566
                                                                                  -----------                    -----------
     Total operating expenses...................................................       29,920                         34,452
     Other income...............................................................         (518)                        (1,045)
     Amortization of excess revalued net assets acquired
        over equity.............................................................           --                         (1,898)
                                                                                  -----------                    -----------
     Total operating expenses, net..............................................       29,402                         31,509
                                                                                  -----------                    -----------
     Operating income...........................................................          182                          8,054
     Interest and Financing Costs...............................................        1,151                          2,410
     Other Expenses.............................................................          900                             --
                                                                                  -----------                    -----------
     (Loss) Income before taxes.................................................       (1,869)                         5,644
     (Benefit) Provision for Taxes..............................................         (785)                         1,523
                                                                                  -----------                    -----------
     Net (Loss) Income ......................................................... $     (1,084)                  $      4,121
                                                                                 ============                   ============
     Net (Loss) Income per Share - Basic........................................ $      (0.19)                  $       0.81
                                                                                 ============                   ============
                       - Diluted................................................ $      (0.19)                  $       0.78
                                                                                 ============                   ============
     Weighted Average Shares Outstanding - Basic................................    5,848,740                      5,070,984
                                                                                 ============                   ============
                       - Diluted................................................    5,848,740                      5,277,463
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

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                    UNAUDITED


                                                                                      Thirteen                         Thirteen
                                                                                     Weeks Ended                      Weeks Ended
                                                                                      September                      September 30,
                                                                                          29
                                                                                         2001                             2000
                                                                                 ----------------               --------------
   Net Sales.................................................................... $         48,503               $       61,047
    Cost of Sales...............................................................           40,597                       46,705
                                                                                 ----------------               --------------
   Gross profit.................................................................            7,906                       14,342
                                                                                 ----------------               --------------
   Operating Expenses:
         Selling, warehouse, general and
           administrative expenses..............................................            9,064                       11,750
   Non-cash stock based compensation............................................               21                          176

   Depreciation and amortization expense........................................              492                          592
                                                                                 ----------------               --------------
   Total operating expenses.....................................................            9,577                       12,518
   Other income.................................................................            (190)                         (353)
                                                                                 ----------------               --------------
   Total operating expenses, net................................................            9,387                       12,165
                                                                                 ----------------               --------------
   Operating (loss) income......................................................           (1,481)                       2,177
   Interest and Financing Costs.................................................              297                          867
   Other Expenses...............................................................               75                           --
                                                                                 ----------------               --------------
   (Loss) Income before taxes...................................................          (1,853)                        1,310
   (Benefit) Provision for Taxes................................................            (779)                          550
                                                                                 ----------------               --------------
   Net (Loss) Income ........................................................... $        (1,074)               $          760
                                                                                 ===============                ==============
   Net (Loss) Income per Share - Basic.......................................... $         (0.18)               $         0.15
                                                                                 ===============                ==============
                       - Diluted................................................ $         (0.18)               $         0.15

   Weighted Average Shares Outstanding - Basic..................................       5,939,452                     5,073,929
                                                                                 ===============                ==============
                       - Diluted................................................       5,939,452                     5,145,417
                                                                                 ===============                ==============


   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                  THE LESLIE FAY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                                                 Thirty-nine                     Thirty-nine
                                                                                 Weeks Ended                     Weeks Ended
                                                                                September 29,                   September 30,
                                                                                     2001                            2000
Cash Flows from Operating Activities:
   Net (loss) income ............................................................$         (1,084)              $       4,121
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization..............................................           1,753                       1,691
      Amortization of excess net assets acquired over equity.....................               -                      (1,898)
      Provision for possible losses on accounts receivable.......................             (61)                         (3)
      Provision for stock based compensation and stock option grants.............              64                         643
      Loss on sale of fixed assets...............................................              78                           -
      Changes in assets and liabilities, net of impact of acquisitions:
         Accounts receivable.....................................................          (8,846)                    (27,222)
         Inventories.............................................................           9,043                      10,899
         Prepaid expenses and other current assets...............................          (1,575)                        899
         Deferred charges and other assets.......................................          (1,293)                     (2,261)
         Accounts payable, accrued expenses and other current
           liabilities...........................................................          (7,894)                      2,721
         Income taxes payable....................................................               -                         662
         Deferred liabilities....................................................             193                         215
      Changes due to reorganization activities:
         Use of pre-consummation deferred taxes..................................               -                         598
           Total adjustments.....................................................          (8,538)                    (13,056)
                                                                                 ----------------               -------------
           Net cash (used in) operating activities...............................          (9,622)                     (8,935)
                                                                                 ----------------               -------------
Cash Flows from Investing Activities:
   Capital expenditures..........................................................            (444)                     (1,789)
   Net cash paid for acquisition.................................................               -                      (5,001)
   Net cash received for trademark...............................................          11,000                           -
   Merger costs..................................................................            (373)                          -
                                                                                 ----------------               -------------
           Net cash provided by (used in) investing activities...................          10,183                      (6,790)
                                                                                 ----------------               -------------
Cash Flows from Financing Activities:
   Proceeds from borrowings......................................................          32,962                      87,934
   Repayment of borrowings.......................................................         (32,962)                    (72,742)
   Repayment of notes payable....................................................            (750)                       (750)
   Repayment of capital leases ..................................................             (67)                        (58)
   Proceeds from new stock issuance and options exercised .......................             803                          62
                                                                                 ----------------               -------------
        Net cash (used in) provided by financing activities......................             (14)                     14,446
                                                                                 ----------------               -------------
   Net increase (decrease) in cash and cash equivalents..........................             547                      (1,279)

   Cash and cash equivalents, at beginning of period.............................           5,492                        2,034
                                                                                 ----------------               -------------

   Cash and cash equivalents, at end of period...................................$          6,039               $          755
                                                                                 ================               ==============


   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated balance sheets.

                                   (UNAUDITED)

1.   Basis of Presentation:

         The consolidated financial statements included herein have been prepared by The Leslie Fay Company, Inc. and subsidiaries ("Leslie Fay" and the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the Fiscal Year ended December 30, 2000 (the "2000 Form 10-K"). Interim taxes were provided based on the Company's estimated effective tax rate for the year.

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

         On May 1, 2001, the Company's second largest stockholder, John Constable d/b/a Constable Asset Management, Ltd. and certain entities affiliated with him, signed a Contribution and Subscription Agreement whereby they will contribute their 442,408 shares to affiliates of Three Cities Funds for which they will receive the equivalent proportion of shares in the post- merger company. A proxy statement with respect to the transaction has been furnished to stockholders, and a meeting of stockholders is scheduled to be held on November 20, 2001. As a result of the transaction, and assuming no dissenting shares, Three Cities Funds will acquire approximately 1,589,522 additional shares of Leslie Fay common stock and will own in the aggregate approximately 81.4% of the total shares of Leslie Fay.

3.   Inventories:

            Inventories consist of the following:

                                        (Unaudited)
                                        September 29,       December 30,
                                            2001                2000
                                      ------------------------------------
  (In thousands)
  Raw materials                          $ 10,305           $ 15,032
  Work in process                           2,249              1,561
  Finished goods                           14,221             19,225
                                         --------           --------
     Total inventories                   $ 26,775           $ 35,818
                                         ========           ========

4.   Debt:

         On June 2, 1997, in preparation for the consummation of the Amended Joint Plan of Reorganization ("the Plan"), a wholly-owned subsidiary of the Company entered into a two-year financing agreement (the "CIT Credit Agreement") with The CIT Group/Commercial Services, Inc. ("CIT"), which was amended on August 25, 1999 to extend the agreement through June 2, 2004, to provide direct borrowings and to issue letters of credit on the Company's behalf. Direct borrowings bear interest at prime minus 0.25% (5.75% at September 29, 2001) and the CIT Credit Agreement requires a fee, payable monthly, on average outstanding letters of credit at a rate of 2% annually. There were no direct borrowings outstanding under the CIT Credit Agreement and approximately $5,891,000 was committed under unexpired letters of credit as of September 29, 2001. On September 29, 2001, the Company had a net borrowing availability under the CIT Credit Agreement of $36,558,000 in excess of direct borrowings and amounts committed under the unexpired letters of credit. The peak credit line utilization during the thirty-nine weeks ended September 29, 2001 occurred on March 20, 2001 and was $19,642,000, which consisted of direct borrowings of $9,294,000 and unexpired letters of credit of $10,348,000.

         Additionally, the Company borrowed, through a five year term note payable, $5,000,000 at an interest rate of prime plus 200 basis points (8.00% at September 29, 2001) which was used to repurchase the Company's common stock. As of September 29, 2001 the principal balance outstanding on the note payable was $3,250,000.

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

         As collateral for borrowing under the CIT Credit Agreement, the Company has granted to CIT a security interest in substantially all of its assets. In addition, the CIT Credit Agreement contains certain restrictive covenants, including limitations on the incurrence of additional liens and indebtedness. The Company is currently in compliance with or has obtained written waivers as of September 29, 2001 for all requirements contained in the CIT Credit Agreement. Current business plans indicate potential non-compliance with certain covenants as of December 29, 2001. The Company anticipates obtaining, written waivers or amendments for those covenants as of December 29, 2001.

5.   Income Taxes:

         The (benefit) provision for federal, state and local income taxes is ($785,000) and $1,523,000 for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively and ($779,000) and $550,000 for the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively. In 2000, federal and state income taxes payable are partially offset by the utilization of pre-consummation net operating loss carryforwards. The utilization of pre-consummation net operating loss carryforwards to offset taxable income for federal income tax purposes is limited to approximately $1,500,000 annually.

6.   Accounting  for  Stock  Option   Compensation:

         Under the provisions of Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock Based Compensation," the Company has recorded $64,000 and $643,000 of non-cash stock based compensation expense for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively and $21,000 and $176,000 for the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively. These amounts were offset as adjustments to Capital in excess of par value in the Consolidated Balance Sheets.

7.   Net Income Per Share:

         For the thirty-nine weeks ended September 29, 2001 and September 30, 2000, the basic weighted average common shares outstanding was 5,848,740 and 5,070,984 respectively, and the weighted average shares outstanding assuming dilution was 5,848,740 and 5,277,463 respectively. The difference of -0- and 206,479 respectively, represents the incremental dilution of shares upon exercise of dilutive stock options. The net loss per share for the thirty-nine weeks ended September 29, 2001 excludes the dilutive effect of stock options, which would be anti-dilutive as a result of the net loss.

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

         In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142,
"Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separate or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets, and generally, requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Finite life intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the provisions of SFAS No. 142 immediately.

         The Company is currently assessing the impact of the adoption of these statements. Amortization of goodwill and other intangibles was $623,000, $399,000 and $131,000 for the year ended December 30, 2000 and the thirty-nine and thirteen weeks ended September 29, 2001, respectively excluding $1,898,000 of amortization of excess revalued net assets over equity recognized during the year ended December 30, 2000.

Item 2. Management's  Discussion and Analysis of
        Financial Condition and Results of Operations.

(A)  Results of Operations

Thirty-nine Weeks Ended September 29, 2001 as Compared to
Thirty-nine Weeks Ended September 30, 2000

         The Company recorded net sales of $144,172,000 for the thirty-nine weeks ended September 29, 2001, compared with $173,281,000 for the thirty-nine weeks ended September 30, 2000, a net decrease of $29,109,000 or 16.8%. Excluding net sales during the thirty-nine weeks ended September 29, 2001 and September 30, 2000 generated by the discontinued Reggio brand of $107,000 and $8,365,000, respectively, $18,731,000 and $18,719,000, respectively generated from the Liz Claiborne Dress brand license, acquired February 15, 2000, and $21,000 and $-0- respectively, generated by the newly created Trio -New York brand, the Dress product lines comparable net sales decreased $17,978,000 or 16.9%. The decrease in net sales for the comparable Dress product lines'
resulted from increased price concessions made to the Company's retail customers, reduced production against the comparable year ago period, a change in the retail calendar followed by many of the Company's department store customers that added a fifty-third week to their 2000 retail fiscal year and increased cancellation and renegotiations of orders as a result of poor retail performance. The additional week in the fiscal 2000 retail calendar extended the normal start dates for orders from the twenty-fifth day of each month into the following month, thereby shifting sales forward. The Company expects this trend to continue throughout the fiscal year ending December 29, 2001. Comparable net sales for the Sportswear product lines, excluding $4,157,000 and $1,591,000 generated by the newly acquired Cynthia Steffe sportswear brand during the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively and excluding $32,000 and $3,410,000 of net sales of the discontinued Leslie Fay Sportswear brand during the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively, decreased $2,094,000 or 6.0% over the year ago period. This decrease occurred as a result of lower shipments as a result of the change in the retail sales calendar discussed above, offset partially by increased net sales within the Haberdashery by Leslie Fay brand generated by the restructuring of the product offering during fiscal 2000.

         Gross profit was $29,584,000 and 20.5% of net sales compared with $39,563,000 and 22.9% for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively. Excluding gross profit during the thirty-nine weeks ended September 29, 2001 and September 30, 2000 of ($1,000) and $993,000, respectively, generated by the discontinued Reggio brand and $1,787,000 and $3,263,000, respectively, generated from the Liz Claiborne Dress brand license and ($155,000) and $-0- respectively, generated by the newly created Trio -New York brand, the Dress product lines' comparable gross profit decreased $6,781,000 or 27.1% while the percent to net sales decreased to 20.6% from 23.5% for the comparable period ended September 30, 2000. The gross profit produced by the Sportswear lines, excluding $610,000 and $262,000 generated by the Cynthia Steffe sportswear brand during the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively and ($6,000) and $20,000 generated by the discontinued Leslie Fay Sportswear brand during the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively decreased by $895,000 or 8.9% while the percent to net sales decreased to 28.1% from 29.2% for the comparable period ended September 30, 2000. The lower gross profit contributed by both the Dress and Sportswear lines resulted from the price concessions and lower sales volume discussed previously and additional inventory reserves recorded in anticipation of markdowns needed to move existing inventories as a result of decreased demand and order softness being experienced.

         Selling, warehouse, general and administrative expenses were $28,244,000 and 19.6% of net sales and $32,243,000 and 18.6% of net sales for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively. The expense decrease resulted from expense reductions made by the Company during the first half of fiscal 2001 and the closure of the Reggio brand during the fourth quarter of fiscal 2000, offset by the additional operating costs of the Cynthia Steffe brand and Liz Claiborne Dress license acquired during the first half of 2000 and additional cost associated with the start-up of operations for the newly created Trio-New York brand.

         Non-cash stock based compensation for stock options and outside director compensation for the thirty-nine weeks ended September 29, 2001 and September 30, 2000 was $64,000 and $643,000, respectively. The compensation expensed under SFAS No. 123, "Accounting for Stock Based Compensation" decreased during the thirty-nine weeks ended September 29, 2001 due to the full vesting and recognition of all of the senior management stock options outstanding during fiscal 2000.

         Other income was $518,000 and $1,045,000 for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively. The decrease of $527,000 was primarily due to the reduced licensing revenues of $900,000 that resulted from the sale of the "HUE" trademark during the fourth quarter of fiscal 2000 offset by additional revenues generated during the thirty-nine weeks ended September 29, 2001.

         Depreciation and amortization expense for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, was $1,612,000 and $1,566,000
respectively. The increase was due to the acquisition of fixed assets since the Company's June 4, 1997 emergence from bankruptcy. In addition, the Company recognized income of $1,898,000 for the thirty-nine weeks ended September 30, 2000, from amortization of excess revalued net assets acquired over equity under fresh start reporting. The excess of revalued net assets was fully amortized in the second quarter of 2000.

         Interest and financing costs were $1,151,000 and $2,410,000 for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively. Included in the interest and financing costs was $265,000 and $387,000, respectively for the interest on the $5,000,000 term note entered into on August 25, 1999 for the thirty-nine weeks ended September 29, 2001 and September 30, 2000. The additional working capital generated by the sale of the "HUE" trademark resulted in lower borrowings during the thirty-nine weeks ended September 29, 2001 as compared to the thirty-nine weeks ended September 30, 2000 which resulted in lower interest expenses incurred.

         Other expenses of $900,000 were recorded during the thirty-nine weeks ended September 29, 2001 to provide for non-operating legal fees incurred as a result of the Three Cities proposal to acquire approximately 27% of the outstanding shares of common stock of the Company.

         The (benefit) provision for federal, state and local income taxes was ($785,000) and $1,523,000 for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively. The change in the effective tax rate is primarily due to the excess of revalued net assets acquired over equity under fresh-start reporting that was fully amortized in the second quarter of fiscal year 2000.

Thirteen Weeks Ended September 29, 2001 as Compared to
Thirteen Weeks Ended September 30, 2000

         The Company recorded net sales of $48,503,000 for the thirteen weeks ended September 29, 2001, compared with $61,047,000 for the thirteen weeks ended September 30, 2000, a net decrease of $12,544,000 or 20.5%. Excluding net sales during the thirteen weeks ended September 29, 2001 and September 30, 2000 generated by the discontinued Reggio brand of ($4,000) and $3,191,000, respectively and $21,000 and $-0-, respectively, generated by the newly created Trio-New York brand, the Dress product lines comparable net sales decreased $6,215,000 or 16.4%. The decrease in net sales for the comparable Dress product lines' resulted from increased price concessions made to the Company's retail customers and a change in the retail calendar followed by many of the Company's department store customers that added a fifty-third week to their 2000 retail fiscal year and increased cancellation and renegotiations of open orders as a result of poor retail performance. The additional week in the fiscal 2000 retail calendar extended the normal start dates for orders from the twenty-fifth day of each month into the following month, thereby shifting sales forward. The Company expects this trend to continue throughout the fiscal year ending December 29, 2001. Comparable net sales for the Sportswear product lines, excluding $2,455,000 and $1,509,000 generated by the newly acquired Cynthia Steffe sportswear brand during the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively and excluding $-0- and ($86,000) of net sales (returns) of the discontinued Leslie Fay Sportswear brand during the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively, decreased $4,187,000 or 22.7% over the year ago period. This decrease occurred as a result of the change in the retail sales calendar discussed above.

         Gross profit was $7,906,000 and 16.3% of net sales compared with $14,342,000 and 23.7% for the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively. Excluding gross profit during the thirteen weeks ended September 29, 2001 and September 30, 2000 of ($5,000) and $396,000, respectively, generated by the discontinued Reggio brand and ($155,000) and $-0-respectively, generated by the newly created Trio -New York brand, the Dress product lines' comparable gross profit decreased $4,503,000 or 53.4% while the percent to net sales decreased to 12.3% from

22.2% for the comparable period ended September 30, 2000. The gross profit produced by the Sportswear lines, excluding $490,000 and $293,000 generated by the Cynthia Steffe sportswear brand during the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively and ($16,000) and $24,000 generated by the discontinued Leslie Fay Sportswear brand during the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively decreased by $1,534,000 or 30.9% while the percent to net sales decreased to 25.8% from 28.8% for the comparable period ended September 30, 2000. The lower gross profit contributed by both the Dress and Sportswear lines resulted from the price concessions and lower sales volume discussed previously and additional inventory reserves recorded in anticipation of markdowns needed to move existing inventories as a result of decreased demand and order softness being experienced.

          Selling, warehouse, general and administrative expenses were $9,064,000 and 18.7% of net sales and $11,750,000 and 19.25% of net sales for the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively. The expense decrease resulted from expense reductions made by the Company during the thirteen weeks ended September 29, 2001 and the closure of the Reggio brand during the fourth quarter of fiscal 2000.

          Non-cash stock based compensation for stock options and outside director compensation for the thirteen weeks ended September 29, 2001 and September 30, 2000 was $21,000 and $176,000, respectively. The compensation expensed under SFAS No. 123, "Accounting for Stock Based Compensation" decreased during the thirteen weeks ended September 29, 2001 due to the full vesting and recognition of all of the senior management stock options outstanding during fiscal 2000.

          Other income was $190,000 and $353,000 for the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively. The decrease was primarily due to the reduced licensing revenues of $300,000 that resulted from the sale of the "HUE" trademark during the fourth quarter of fiscal 2000 offset by additional revenues generated during the thirteen weeks ended September 29, 2001.

          Depreciation and amortization expense for the thirteen weeks ended September 29, 2001 and September 30, 2000, was $492,000 and $592,000,
respectively. The decrease resulted mostly from the complete depreciation of a significant asset during the thirteen weeks ended September 29, 2001.

          Interest and financing costs were $297,000 and $867,000 for the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively. Included in the interest and financing costs was $74,000 and $127,000 for the interest on the $5,000,000 term note entered into on August 25, 1999 for the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively. The additional working capital generated by the sale of the "HUE" trademark resulted in lower borrowings during the thirteen weeks ended September 29, 2001 as compared to the thirteen weeks ended September 30, 2000 which resulted in lower interest expenses incurred.

          Other expenses of $75,000 were recorded during the thirteen weeks ended September 29, 2001 to provide for non-operating legal fees incurred as a result of the Three Cities proposal to acquire approximately 27% of the outstanding shares of common stock of the Company.

          The (benefit) provision for federal, state and local income taxes was ($779,000) and $550,000 for the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively.

(B)  Liquidity and Capital Resources

          The sixth amendment of the CIT Credit Agreement provides a working capital facility commitment of $52,000,000, including a $30,000,000 sublimit on letters of credit. As of September 29, 2001 the Company was utilizing approximately $5,891,000 under the CIT Credit Agreement for letters of credit, and there were no outstanding cash borrowings. On September 29, 2001, the Company had a net borrowing availability under the CIT Credit Agreement of $36,558,000 in excess of direct borrowings and amounts committed under the unexpired letters of credit. The peak credit line utilization during the thirty-nine weeks ended September 29, 2001 occurred March 30, 2001 and was $19,642,000, which consisted of direct borrowings of $9,294,000 and unexpired letters of credit of $10,348,000.

          At September 29, 2001, the Company's unrestricted cash and cash equivalents amounted to $6,039,000. Unrestricted working capital decreased $660,000 to $43,539,000 during the thirty-nine weeks ended September 29, 2001. The changes in the components of unrestricted working capital were: an increase in cash and cash equivalents of $547,000; a decrease in net accounts receivable of $2,093,000 made up of a decrease in operating receivables of $8,907,000 offset by the receipt of $11,000,000 of non-operating cash related to the sale of the "HUE" trademark; a decrease in inventories of $9,043,000; an increase in prepaid expenses and other current assets of $1,575,000 and a decrease of $8,354,000 in total current liabilities. The changes in unrestricted working capital are primarily due to the seasonality of the business. Total current liabilities decreased mostly from the timing of liabilities due.

          Although the Company's results of operations indicated a net loss of $1,084,000 for the thirty-nine weeks ended September 29, 2001, these results are not indicative of results for an entire year.

          Capital expenditures were $444,000 for the thirty-nine weeks ended September 29, 2001. Capital expenditures are expected to be approximately $1,000,000 for fiscal year 2001. The anticipated capital expenditures for the remainder of the year are primarily related to improvements in management information systems and improvements in the distribution facility. The Company believes that its financing arrangements and anticipated level of internally generated funds will be sufficient to finance its capital spending during the remainder of 2001.

          The Company may pay cash dividends or repurchase its stock under the CIT Credit Agreement as long as those disbursements do not cause the Company to be in violation of the restrictive covenants and the cumulative stock repurchase or distribution of dividends does not exceed the dividend and stock repurchase basket. At the end of the fiscal quarter ended September 29, 2001 the Company may borrow up to $7,339,000 for stock repurchase or dividend distribution. The Company has no plans to pay cash dividends in the foreseeable future.

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

Date:  November 13, 2001                THE LESLIE FAY COMPANY, INC.
                                        (Company)


                                    By: /s/ Warren T. Wishart
                                       -----------------------------------------
                                        Warren T. Wishart
                                        Senior Vice President - Administration
                                        and Finance, Chief Financial Officer
                                        and Treasurer